Form 10-Q
period 1999-03-31
PROXICOM INC
filed 1999-05-28
CIK 1070052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25741
                           ---------------------------

                                 PROXICOM, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

       Delaware                                        52-1770631
--------------------------------------------------------------------------------
(State of Organization)                  (I.R.S. Employer Identification Number)

 11600 Sunrise Valley Drive, Reston, VA                                  20191
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (703) 262-3200

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No |X|.

As of May 21, 1999, the issuer had 25,097,359 shares of common stock outstanding.

                                 PROXICOM, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          as of December 31, 1998 and March 31, 1999 (Unaudited)........       1

          Consolidated Statements of Operations
          for the Three-Month Periods Ended March 31, 1999 (Unaudited)
          and March 31, 1998 (Unaudited)................................       2

          Consolidated Statements of Cash Flows
          for the Three-Month Periods Ended March 31, 1999 (Unaudited)
          and March 31, 1998 (Unaudited)................................       3

          Notes to Consolidated Financial Statements (Unaudited)........       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................       7


PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.....................      14

Item 6.   Exhibits and Reports on Form 8-K..............................      16

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PROXICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         DECEMBER 31,              MARCH 31,
                                                                                             1998                    1999
                                                                                         ------------            ------------
                                                                                                      (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents........................................................     $      2,586            $      2,014
   Investments......................................................................              278                      32
   Accounts receivable, net of allowance of $669 and $634, respectively.............            9,893                  12,002
   Unbilled services................................................................            4,259                   5,542
   Prepaid income taxes.............................................................              130                     130
   Prepaid expenses.................................................................              402                     986
   Other current assets.............................................................              301                     422
                                                                                         ------------            ------------
      Total current assets..........................................................           17,849                  21,128
Property and equipment, net.........................................................            2,944                   2,995
Deferred tax assets and other.......................................................            1,758                   1,779
                                                                                         ------------            ------------
      Total assets..................................................................     $     22,551            $     25,902
                                                                                         ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit..................................................................     $      5,554            $      2,206
   Trade accounts payable...........................................................              662                   1,834
   Accrued compensation.............................................................            3,779                   2,494
   Deferred revenue.................................................................            1,889                   1,869
   Deferred tax liabilities.........................................................            1,423                   1,423
   Note payable.....................................................................            1,400                   1,400
   Other accrued liabilities........................................................            1,215                     445
                                                                                         ------------            ------------
      Total current liabilities.....................................................           15,922                  11,671
                                                                                         ------------            ------------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Convertible preferred stock, $.01 par value;
      3,420,361 shares authorized, 2,408,983 issued and 2,001,483 outstanding
      December 31, 1998; 4,638,694 shares authorized, 3,627,316 issued
      and 3,219,816 outstanding at March 31, 1999 (unaudited).......................               20                      32
   Common stock, $.01 par value, 20,000,000 shares authorized,
      15,431,306 shares issued and 15,378,177 outstanding at December 31, 1998;
      50,000,000 shares authorized, 15,561,382 shares issued and
      15,508,253 shares outstanding at March 31, 1999 (unaudited)...................              154                     156
   Additional paid-in capital.......................................................           25,578                  38,318
   Retained deficit.................................................................          (18,901)                (24,053)
   Treasury stock...................................................................             (222)                   (222)
                                                                                         ------------            ------------
      Total stockholders' equity....................................................            6,629                  14,231
                                                                                         ------------            ------------

Total liabilities and stockholders' equity..........................................     $     22,551            $     25,902
                                                                                         ============            ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                      ------------------------------------
                                                                                          1998                    1999
                                                                                      ------------            ------------
                                                                                                   (UNAUDITED)
Revenue.........................................................................      $      8,043            $     13,254
Cost of revenue.................................................................             4,653                   7,792
                                                                                      ------------            ------------
Gross profit....................................................................             3,390                   5,462
                                                                                      ------------            ------------
Operating expenses:
   General and administrative...................................................             3,341                   4,679
   Selling and marketing........................................................               712                     650
   Research and development.....................................................               228                       -
   Acquisition and merger costs.................................................               130                     300
                                                                                      ------------            ------------
      Total.....................................................................             4,411                   5,629
                                                                                      ------------            ------------
Loss from operations............................................................            (1,021)                   (167)
Interest income (expense), net..................................................                43                     (65)
                                                                                      ------------            ------------
Loss before income taxes........................................................              (978)                   (232)
Income tax benefit..............................................................               491                      84
                                                                                      ------------            ------------
Net loss .......................................................................              (487)                   (148)
                                                                                      ============            ============
Non-cash dividend on beneficial conversion on convertible preferred
   stock (see Note 4)...........................................................                 -                  (4,873)
                                                                                      ------------            ------------
Net loss available to common stockholders.......................................      $       (487)           $     (5,021)
                                                                                      ============            ============
Basic and diluted loss per common share.........................................      $      (0.04)           $      (0.33)
                                                                                      ============            ============
Weighted average shares used in computing basic and diluted loss
   per share amounts............................................................            13,768                  15,417
                                                                                      ============            ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                      ------------------------------------
                                                                                          1998                    1999
                                                                                      ------------            ------------
                                                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net loss .....................................................................      $       (487)           $       (148)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash stock compensation................................................                14                     117
     Depreciation and amortization..............................................               330                     413
     Provision for doubtful accounts............................................               230                     (35)
     Common stock issued for services...........................................               166                       -
     Decrease in deferred income taxes..........................................              (571)                    (21)
     Changes in assets and liabilities:
        Increase in accounts receivable.........................................              (520)                 (2,074)
        Increase in unbilled services...........................................              (242)                 (1,283)
        Decrease in prepaid income taxes........................................                17                       -
        Increase in prepaid expenses............................................               (25)                   (584)
        (Increase) decrease in other assets.....................................               159                    (121)
        (Decrease) increase in trade accounts payable...........................              (261)                  1,172
        Decrease in accrued compensation........................................              (136)                 (1,284)
        Increase (decrease) in deferred revenue.................................               151                     (19)
        Increase (decrease) in other accrued liabilities........................               135                    (771)
                                                                                      ------------            ------------
           Net cash used in operating activities................................            (1,040)                 (4,638)
                                                                                      ------------            ------------

Cash flows from investing activities:
  Purchases of property and equipment...........................................              (810)                   (464)
  Purchases of investments......................................................               (74)                      -
  Sales of investments..........................................................                 -                     246
                                                                                      ------------            ------------
           Net cash used in investing activities ...............................              (884)                   (218)
                                                                                      ------------            ------------

Cash flows from financing activities:
  Issuance of preferred stock, Series D.........................................                 -                   7,279
  Exercise of stock options.....................................................                 -                     483
  Borrowings on lines of credit.................................................               323                   3,450
  Payments on lines of credit...................................................                 -                  (6,798)
  Subchapter S Corporation distributions........................................               (13)                   (130)
                                                                                      ------------            ------------
           Net cash provided by financing activities............................               310                   4,284
                                                                                      ------------            ------------

Net decrease in cash and cash equivalents.......................................            (1,614)                   (572)
Cash and cash equivalents at beginning of period................................             2,343                   2,586
                                                                                      ------------            ------------
Cash and cash equivalents at end of period......................................      $        729            $      2,014
                                                                                      ============            ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 PROXICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

The accompanying consolidated financial statements of Proxicom, Inc. ("Proxicom" or the "Company") include the accounts of Proxicom and all of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of Proxicom's financial position, results of operations and of cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these consolidated statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these consolidated financial statements should be read in conjunction with Proxicom's audited consolidated financial statements and notes thereto for the period ended December 31, 1998, included in the Form S-1 filed by Proxicom with the Securities and Exchange Commission (SEC File No. 333-72297). The consolidated results of operations for the quarter ended March 31, 1999, are not necessarily indicative of results for the full year.

On March 26, 1999, Proxicom completed a merger with ad hoc Interactive, Inc. ("Ad Hoc"), a Subchapter S Corporation incorporated in 1994, by exchanging 829,771 shares of Proxicom's common stock for all the outstanding common stock of Ad Hoc. Each share of Ad Hoc common stock was exchanged for 9.955223 shares of Proxicom common stock. Proxicom's financial statements have been restated for all periods presented to reflect the merger with Ad Hoc, which was accounted for as a pooling of interests.

(2)    INVESTMENTS

Investments represent available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

(3)    EARNINGS (LOSS) PER SHARE

According to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive common stock equivalents.

Potentially dilutive shares as of March 31, 1998 and 1999, have not been included in the diluted per share calculation for the three-month periods ended March 31, 1998 and 1999, respectively, because their effects would be anti-dilutive due to the losses incurred by the Company during these periods. Accordingly, for the three-month periods ended March 31, 1998 and 1999, diluted net loss per common share is the same as basic net loss per common share.

(4)    CAPITAL STOCK

In February 1999, the Company issued a total of 1,218,333 shares of Series D convertible preferred stock (the "Series D Preferred Stock") at a price of $6.00 per share for an aggregate of approximately $7.3 million. In connection with this transaction, 758,667 shares of common stock were purchased by the investors from selling stockholders in amounts proportionate to the investors participation in the Series D Preferred Stock issuance. The Series D Preferred Stock has essentially the same rights and privileges as the Company's other three series of convertible preferred stock (Series A, B and C). Because the Series D Preferred Stock was sold at a price of $6.00, a non-cash charge of approximately $4.9 million was recorded to give effect to its beneficial conversion features. The Company recorded a charge against additional paid-in capital to reflect the difference between the conversion feature and the estimated fair value of the underlying common stock. Although not reflected on the statement of operations, the beneficial conversion charge is recorded in a manner analogous to a dividend on preferred stock and is reflected as a reduction to income and earnings per share available for common stockholders.

In connection with the issuance of Series A convertible preferred stock in August 1996, Proxicom issued warrants to purchase 1,011,378 shares of Series A convertible preferred stock at $7.91 per share. These warrants were exercised on April 13, 1999, and Proxicom received proceeds of $8.0 million upon exercise.

On April 23, 1999, the Company completed its initial public offering of securities and issued 4,000,000 shares of common stock at $13.00 per share. An additional 500,000 shares were sold by the existing stockholders at $13.00 per share. Automatically upon the initial public offering of securities, all 4,231,194 of the then outstanding shares of convertible preferred stock were converted to 4,231,194 shares of common stock. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 675,000 shares of common stock at the offering's $13.00 per share offering price. This was exercised on May 21, 1999. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $55.0 million.

(5)    CONTINGENT LIABILITIES

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Proxicom has little or no control. A number of important factors, including those identified under the caption "Risk Factors" in Proxicom's registration statement on Form S-1 (SEC File No. 333-72297) (the "Registration Statement") which hereby is incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause Proxicom's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in the demand for professional Internet services; (ii) Proxicom's ability to manage growth and hire and retain skilled employees; (iii) Proxicom's loss of a major client or significant project; (iv) competitive factors; (v) lack of growth or decline in Internet usage; (vi) Proxicom's failure to keep pace with changing technologies and protect its intellectual property; (vii) year 2000 issues; and (viii) future acquisitions or international expansion (including the ability to integrate acquired businesses into Proxicom's operations and the ability of acquired business to achieve satisfactory operating results). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

       Proxicom is a leading provider of Internet solutions to Global 1000 companies and other large organizations. Our Internet solutions include business to consumer electronic commerce Internet sites, business to business electronic commerce extranets, and company-specific intranets. We apply our proprietary methodology, the Proxicom Process, in all of our client engagements. Using the Proxicom Process, we integrate strategy, technology and creative design to help our clients transform their businesses with Internet solutions.

       Our revenue generally consists of fees generated from professional services. We provide our services principally on a fixed-price, fixed-timeframe basis. We use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity. A Proxicom senior management team member must approve all of our fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined. Less frequently, we provide services on a time and materials basis. In such cases, we recognize revenue as we incur costs.

       Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead-time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large client may constitute a significant portion of our total revenue in a particular quarter.

RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                                                   THREE-MONTH PERIOD
                                                                                     ENDED MARCH 31,
                                                                                ------------------------
                                                                                 1998              1999
                                                                                -------           ------
Revenue                                                                           100.0%           100.0%
Cost of revenue.....................................................               57.9             58.8
                                                                                -------           ------
Gross profit........................................................               42.1             41.2
                                                                                -------           ------
Operating expenses:
  General and administrative........................................               41.5             35.3
  Selling and marketing.............................................                8.9              4.9
  Research and development..........................................                2.8                -
  Acquisition and merger costs......................................                1.6              2.2
                                                                                -------           ------
     Total..........................................................               54.8             42.4
                                                                                -------           ------
Loss from operations................................................              (12.7)            (1.2)
Interest income (expense), net......................................                0.5             (0.5)
                                                                                -------           ------
Loss before income taxes............................................              (12.2)            (1.7)
Income tax benefit..................................................                6.1              0.6
                                                                                -------           ------
Net loss............................................................               (6.1)%           (1.1)%
                                                                                =======           ======

THREE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1998

       Revenue. For the three-month period ended March 31, 1999, revenue increased $5.2 million, or 64.8%, to $13.3 million from $8.0 million for the three-month period ended March 31, 1998. This increase in revenue reflects increases in both the size and number of our client engagements. We have generally realized lower revenue in the first quarter of the year than in the other quarters. We believe that this has been due primarily to client budget cycles and the short-term nature of our contracts. We believe that period to period comparisons of our revenue and operating results are not necessarily meaningful and that you should not rely on these comparisons as indicators of future performance.

       Cost of Revenue. Cost of revenue consists primarily of salaries and associated employee benefits for personnel directly assigned to client projects, non-research and development efforts and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. These costs increased $3.1 million, or 67.5%, to $7.8 million for the three-month period ended March 31, 1999 from $4.7 million for the three-month period ended March 31, 1998. This increase was due primarily to increases in the number of personnel needed to service our client engagements and the related complexity of the engagements. Service project personnel increased from 266 at March 31, 1998 to 366 at March 31, 1999. As a percentage of revenue, cost of revenue increased to 58.8% for the three-month period ended March 31, 1999 as compared to 57.9% for the three-month period ended March 31, 1998.

       Gross Profit. For the three-month period ended March 31, 1999, gross profit increased $2.1 million, or 61.1%, to $5.5 million from $3.4 million for the three-month period ended March 31, 1998. The gross profit increase reflects an increase in revenue during the three-month period ended March 31, 1999. As a percentage of revenue, gross profit decreased to 41.2% for the three-month period ended March 31, 1999 as compared to 42.1% for the three-month period ended March 31, 1998. The percentage decrease reflects reduced overall utilization of consulting and delivery personnel.

       General and Administrative. General and administrative costs consist of salaries for executive and selected senior management, finance, recruiting, administrative groups and associated employee benefits, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel and all other branch and corporate costs. These costs increased $1.3 million, or 40.0%, to $4.7 million for the three-month period ended March 31, 1999 from $3.3 million for the three-month period ended March 31, 1998. This increase was due primarily to increased personnel and facilities and related expenses to support our internal growth. As a percentage of revenue, general and administrative expenses decreased to 35.3% for the three-month period ended March 31, 1999 as compared to 41.5% for the three-month period ended March 31, 1998.

       Selling and Marketing. Selling and marketing costs consist primarily of salaries and associated employee benefits, travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs decreased $62,000, or 8.7%, to $650,000 for the three-month period ended March 31,1999 from $712,000 for the three-month period ended March 31, 1998. This decrease was primarily due to reduced marketing program expenditures during the three-month period ended March 31, 1999 as compared to the same period in 1998. As a percentage of revenue, selling and marketing costs decreased to 4.9% for the three months ended March 31, 1999 from 8.9% for the three-month period ended March 31, 1998.

       Research and Development. Research and development costs, primarily software development, consist of salaries assigned directly to research and development projects, associated employee benefits and direct expenses incurred to complete research projects, including non-employee consulting. Research and development costs for the three months ended March 31, 1999 decreased $228,000, or 100.0%, from the three-month period ended March 31, 1998. This decrease was attributable to re-deploying engineers and technicians active in developing and enhancing replicable frameworks to client service projects during the third quarter of 1998. For the three-month period ended March 31, 1998, we charged all of our costs for research and development to operations as incurred. We did this because the period between technological feasibility and general release was relatively short and the costs incurred during this period were not significant.

       Acquisition and Merger Costs. We incurred charges of approximately $300,000 for the three-month period ended March 31, 1999 for costs associated with the ad hoc Interactive transaction. Also, we incurred charges of approximately $130,000 for the three-month period ended March 31, 1998 for costs associated with the Square Earth transaction. All transaction costs were related to professional fees and other direct expenses.

       Interest Income (Expense), Net. Interest income (expense), net decreased $108,000, or 251.2%, to interest expense of $65,000 for the three-month period ended March 31, 1999 from interest income of $43,000 for the three-month period ended March 31, 1998. This decrease was due primarily to interest expense incurred from borrowings under our various lines of credit to support our internal growth. We generally invest in U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

       Income Tax Provision (Benefit). Operating losses generated in the three-month period ended March 31, 1999 were carried back for tax purposes creating a tax benefit. The $84,000 income tax benefit in the three-month period ended March 31, 1999 represents a benefit from combined federal and state income taxes at an effective rate of 36.2%. Income tax benefit of $491,000 in the three-month period ended March 31, 1998 represented combined federal and state income taxes at an effective rate of 50.2%. Our effective tax rate was favorably impacted in both three-month periods by the transactions with ad hoc and Square Earth, which were Subchapter S Corporations with pass-through tax status before the transactions.

       LIQUIDITY AND CAPITAL RESOURCES

       On April 23, 1999, Proxicom completed its initial public offering of securities. After deducting expenses, Proxicom received approximately $46.9 million in proceeds from this transaction. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 675,000 shares of common stock at the offering's $13.00 per share offering price. Proxicom received approximately $8.1 million in proceeds from this option, which was exercised on May 21, 1999.

       In connection with the issuance of Series A convertible preferred stock in August 1996, Proxicom issued warrants to purchase shares of Series A convertible preferred stock that were exercised on April 13, 1999. Upon the exercise of the warrants, we received proceeds of $8.0 million. The shares of Series A convertible preferred stock received upon the exercise of the warrants were converted into 1,011,378 shares of common stock upon the closing of our initial public offering of securities on April 23, 1999.

       As of March 26, 1999, Proxicom merged with ad hoc Interactive, Inc., a California-based Internet solutions provider, by exchanging 829,771 shares of Proxicom common stock and rights to receive 39,333 shares of Proxicom common stock for all of the outstanding stock and stock rights of ad hoc Interactive. The transaction was accounted for as a pooling of interests.

       In addition, in March 1999, Proxicom signed an agreement with Ericsson Telecommunicazioni SpA. Under the agreement, we will make a 19.9% investment in an Italian joint venture company. Ericsson will own the remaining 81.1% interest. The joint venture company will provide Internet solutions to Italian-based businesses. The initial share capital of the joint venture company will be approximately $1.7 million, which Proxicom and Ericsson will contribute in proportion to their shareholder percentage interests. Proxicom will enter into a services agreement with the joint venture company under which Proxicom will provide consulting, project management and technical design services to the joint venture's clients.

       In February 1999, Proxicom completed the sale of 1,218,333 shares of Series D convertible preferred stock for $7.3 million. Upon the closing of our initial public offering of securities on April 23, 1999, all of these shares converted into common stock on a one-for-one basis. For the three-month period ended March 31, 1999, we have taken a charge to additional paid-in capital for the difference between the conversion feature and the estimated fair value of the underlying common stock of $4.9 million. Although not reflected on the statement of operations, the beneficial conversion charge has been reflected as a reduction to income and earnings per share available for common stockholders.

       Cash and cash equivalents decreased to $2.0 million at March 31, 1999, from $2.6 million at December 31, 1998. Net cash used by operating activities of $4.6 million and $1.0 million for the three-month periods ended March 31, 1999 and 1998, respectively, was attributable to the growth in our revenue and operations. The net cash used in operating activities for the three-month period ended March 31, 1999 was primarily offset with borrowings under our credit facility and the issuance of Series D convertible preferred stock for approximately $7.3 million. Capital expenditures of approximately $464,000 and $810,000 for the three-month periods ended March 31, 1999 and 1998, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to Proxicom's growth. Capital expenditures for fiscal year 1999 are expected to be approximately $2.5 million and will be made principally for computer equipment, internally used software purchases and leasehold improvements to support our growth. A total of approximately $483,000 was raised through the exercise of stock options in the three-month period ended March 31, 1999.

       We anticipate that the net proceeds of our initial public offering of securities, together with existing sources of liquidity and funds generated from operations, should provide adequate cash to fund our currently anticipated cash needs through at least the next 18 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing from external sources in the form of either additional equity or indebtedness. We may also borrow money under our $10.0 million revolving credit facility with NationsBank, N.A. As of May 23, 1999, we had no outstanding borrowings under our credit facility. There can be no assurance that additional financing will be available at all, or that, if available, such financing will be obtainable on terms favorable to us.

YEAR 2000 READINESS DISCLOSURE

       Background. Many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize, or properly treat, the year 2000 may cause systems to process financial and operational information incorrectly, resulting in system failures and other business problems.

       Risk Factors. We may experience operations interruptions because of year 2000 problems. Clients' and potential clients' purchasing patterns may be affected by year 2000 issues as companies expend significant resources to correct their current systems for year 2000 compliance. These clients and potential clients may have fewer funds available to purchase our services. Also, we may experience operations difficulties caused by undetected errors or defects in the technology we use in our internal systems. We may become involved in disputes regarding year 2000 problems involving solutions we developed or implemented or the interaction of our Internet solutions with other applications. Year 2000 problems could require us to incur delays and unanticipated expenses. We have formulated an approach to address our exposure to these risk factors.

       Approach. We are assessing the impact of the year 2000 issue on our current and future products, internal information systems and non-information technology systems. We have performed a preliminary assessment of the year 2000 readiness of our information technology systems, including the hardware and software we use to provide and deliver our Internet solutions. We plan to complete the year 2000 simulations on our software and systems during the second quarter of 1999. Based on the preliminary results, we expect very minor, if any, revisions to our solutions software code.

       We will require all vendors who provide material hardware or software for our information technology systems to provide assurances of their year 2000 compliance. We are also seeking assurances of year 2000 compliance from our material non-information technology providers. We plan to complete this process during the summer of 1999. Until our testing is complete and all of our material vendors and providers are contacted, we will not be able to evaluate completely whether our systems will need to be revised or replaced.

       We have identified processes that will require year 2000 readiness testing. We have established dedicated test environments for year 2000 readiness testing. Testing of impacted network hardware is complete, and all changes have been applied.

       Status. Our testing to date has included our major infrastructure items, hardware platforms and operating systems in our largest offices. Desktop computing, servers, switching and routing platforms have been inventoried in most locations, with only minor modifications required to the network and routing platforms. Personal computer platforms have been identified and tested in our Reston, VA and New York, NY locations. This effort is estimated to be 80% complete. Installation of the software components that will bring the computing platforms into compliance is estimated to be 80% complete, with full completion scheduled in all locations by the end of August 1999. Embedded systems are considered to be tested at a 60% level, with full testing to be completed by August 1999. Servers have been identified for replacement and equipment has been ordered. Other equipment (including PCs and legacy software) will be largely complete by mid - third quarter of 1999.

       We have largely completed the implementation of year 2000 compliant internal computer applications for our main financial and order processing systems.

       Cost. Based on the work done to date, we predict that the cost for work and material and upgrades needed to complete our year 2000 certification process will be approximately $200,000. This includes the cost of material upgrades, software modification and related consulting fees.

       Contingency Plans. As discussed above, we are engaged in an ongoing year 2000 assessment and have not yet developed any contingency plans. We will assess the results of our year 2000 simulation testing and third-party vendor and service provider responses to determine the nature and extent of any contingency plans.

                                    PART II.

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       On February 1, 1999, Proxicom sold 1,218,333 shares of Series D convertible preferred stock to eight investors for aggregate consideration of $7,310,000. These sales were issued without registration under the Securities Act of 1933 in reliance upon an exemption from registration under Section 4(2).

       Between January 1, 1999 and March 31, 1999, Proxicom granted options to purchase a total of 2,421,375 shares of common stock under the 1996 Stock Option Plan and 1997 Stock Option Plan for Non-Employee Directors to certain of its employees and directors. During that period, 26 optionees exercised options to purchase 126,099 shares of common stock. These securities were issued without registration under the Securities Act in reliance upon an exemption from registration under Rule 701.

       On March 26, 1999, Proxicom issued 829,771 shares of its common stock and rights to acquire an additional 39,333 shares of its common stock in exchange for all of the outstanding securities of ad hoc Interactive, Inc. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration under Section 4(2).

       On April 19, 1999, Proxicom's registration statement on Form S-1 (SEC File No. 333-72297), for its initial public offering by of 4,000,000 shares and the offering of 500,000 shares by three selling stockholders of Proxicom common stock, par value $.01, became effective. All 4,500,000 shares were sold upon completion of the initial public offering at aggregate offering prices of $52 million for the shares offered by the Company and $6.5 million for the shares offered by the selling stockholders at an offering price of $13.00 per share. BT Alex. Brown, Inc., Prudential Securities Incorporated, Thomas Weisel Partners LLC and Friedman, Billings & Ramsey & Co., Inc. acted as managing underwriters for the initial public offering. Underwriting discounts and commissions for the shares Proxicom and the selling stockholders sold in the initial public offering totaled $3.6 million and $455,000, respectively.

       In addition, in connection with its initial public offering, Proxicom paid an estimated $1.5 million in expenses. None of Proxicom's expenses in connection with the offering were paid directly or indirectly to directors or officers of Proxicom or their associates, or to persons owning 10% or more of Proxicom's Common Stock or other affiliates of Proxicom. After deducting underwriting discounts and commissions and other expenses, Proxicom and the selling stockholders received approximately $46.9 million and $6.0 million, respectively, in proceeds from the initial public offering.

       In connection with the initial public offering, Proxicom registered and offered the underwriters of the offering an option to purchase an additional 675,000 shares of common stock at the $13.00 offering price. The underwriters exercised this option on May 21, 1999. The Company, after deducting underwriting discounts and commissions, received approximately $8.1 million in proceeds from the exercise of this option.

       The primary purposes of the initial public offering were to obtain additional capital, create a public market for Proxicom's common stock and facilitate future access to public markets. Proxicom is using the majority of the offering's net proceeds for working capital and general corporate purposes (including increases in personnel and marketing activities). Proxicom has used a portion of the proceeds to pay off a $1.4 million note payable to an investment bank for services in connection with the IBIS Consulting transaction. The note accrued interest at 7.0% per annum and matured upon the earlier of August 21, 1999 or the completion of an initial public offering. The note payable plus accrued interest was repaid on April 29, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a.     Exhibits:

              2.1*   Agreement and Plan of Merger, dated as of March 22, 1999,
                     among the Registrant, Proxicom Merger Sub II, Inc., ad hoc
                     Interactive, Inc. and the Principal Stockholders of ad hoc
                     Interactive, Inc.
              3.1*   Amended and Restated Certificate of Incorporation of the
                     Registrant
              3.2*   Amended and Restated Bylaws of the Registrant
              4.1*   Form of Common Stock Certificate of the Registrant
              10.1*  Preferred Stock Purchase Agreement, dated February 1, 1999, among the Registrant, Jack Kemp, Theodore J. Leonsis, John
                     McKinley, The Washington Post Company, General Atlantic
                     Partners 52, L.P., GAP Coinvestment Partners II, L.P., The
                     Mario M. Morino Trust and GE Capital Equity Investments,
                     Inc.
              10.2*  Second Amended and Restated Registration Rights Agreement,
                     dated February 1, 1999, among the Registrant, General
                     Atlantic Partners 34, L.P., General Atlantic Partners 52,
                     L.P., GAP Coinvestment Partners, L.P., GAP Coinvestment
                     Partners II, L.P., Raul Fernandez, The Mario M. Morino
                     Trust, FBR Venture Capital Managers Inc., General Electric
                     Capital Corporation, GE Capital Equity Investments, Inc.,
                     Brenda Wong, Scott McDonald, Vincent Hoenigman, Jack Kemp,
                     Theodore J. Leonsis, John McKinley, and The Washington Post
                     Company
              10.3*  Third Amended and Restated Registration Rights Agreement,
                     dated March 26, 1999
              10.4*  Proxicom, Inc. Employee Stock Purchase Plan
              27.1   Financial Data Schedule

              * Incorporated by reference to the Registrant's registration statement on Form S-1 (SEC File No. 333-72297) filed with the Commission on February 12, 1999, as amended.

       b.     Reports on Form 8-K:

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PROXICOM, INC.



Date: May 28, 1999                  Kenneth J. Tarpey
                                    --------------------------------------
                                    Kenneth J. Tarpey
                                    Senior Vice President, Chief Financial
                                    and Officer and Treasurer (duly authorized to sign on behalf of the Registrant)