Form 10-Q
period 1999-06-30
PROXICOM INC
filed 1999-08-16
CIK 1070052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of August 8, 1999, the issuer had 24,752,853 shares of common stock outstanding.

                                 PROXICOM, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE NO.

                   PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets
          as of December 31, 1998 and June 30, 1999 (Unaudited)................   1

          Consolidated Statements of Operations
          for the Three-Month and Six-Month Periods Ended June 30, 1999
          (Unaudited) and June 30, 1998 (Unaudited) ...........................   2

          Consolidated Statements of Cash Flows
          for the Six-Month Periods Ended June 30, 1999 (Unaudited)
          and June 30, 1998 (Unaudited)........................................   3

          Notes to Consolidated Financial Statements (Unaudited)...............   4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................   7


PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds............................  16

Item 6.   Exhibits and Reports on Form 8-K.....................................  16

                                     PART I.

                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 PROXICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      DECEMBER 31,              JUNE 30,
                                                                                          1998                    1999
                                                                                    ----------------        ----------------
                                                                                                              (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents....................................................      $      2,586            $      2,643
   Investments..................................................................               278                  56,402
   Accounts receivable, net of allowances of $669 and $595, respectively........             9,893                  15,018
   Unbilled services............................................................             4,259                   6,681
   Prepaid expenses.............................................................               402                   1,407
   Other current assets.........................................................               431                     583
                                                                                      ------------            ------------
      Total current assets......................................................            17,849                  82,734

Property and equipment, net.....................................................             2,944                   3,570
Deferred tax assets and other...................................................             1,758                   1,826
                                                                                      ------------            ------------
      Total assets..............................................................      $     22,551            $     88,130
                                                                                      ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit..............................................................      $      5,554            $          -
   Trade accounts payable.......................................................               662                   1,722
   Accrued compensation.........................................................             3,779                   3,562
   Deferred revenue.............................................................             1,889                   1,910
   Deferred tax liabilities.....................................................             1,423                   1,423
   Note payable.................................................................             1,400                       -
   Other accrued liabilities....................................................             1,215                     667
                                                                                      ------------            ------------
      Total current liabilities.................................................            15,922                   9,284
                                                                                      ------------            ------------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized at December 31, 1998; 10,000,000 shares authorized at
     June 30, 1999:
         Convertible preferred stock, $.01 par value; 2,408,983 shares issued and 2,001,483 outstanding at December 31, 1998; no shares
         issued and outstanding at June 30, 1999................................                20                       -
   Common stock, $.01 par value, 20,000,000 shares authorized,
      15,431,306 shares issued and 15,378,177 outstanding at December 31,
      1998; 100,000,000 shares authorized, 24,797,902 shares issued and
      24,744,773 shares outstanding at June 30, 1999............................               154                     248
   Additional paid-in capital...................................................            25,578                 102,112
   Retained deficit.............................................................           (18,901)                (23,292)
   Treasury stock...............................................................              (222)                   (222)
                                                                                      ------------            ------------
      Total stockholders' equity................................................             6,629                  78,846
                                                                                      ------------            ------------

Total liabilities and stockholders' equity......................................      $     22,551            $     88,130
                                                                                      ============            ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                    JUNE 30,                                  JUNE 30,
                                                      ------------------------------------      ------------------------------------
                                                            1998                 1999                 1998                 1999
                                                      ---------------      ---------------      ---------------      ---------------
                                                                                        (UNAUDITED)
Revenue  ..........................................     $     10,508         $     16,221         $     18,551         $     29,475
Cost of revenue....................................            5,690                8,911               10,343               16,703
                                                        ------------         ------------         ------------         ------------
Gross profit.......................................            4,818                7,310                8,208               12,772
                                                        ------------         ------------         ------------         ------------

Operating expenses:
   General and administrative......................            4,308                5,704                7,649               10,383
   Selling and marketing...........................              651                  787                1,363                1,437
   Research and development........................              220                    -                  448                    -
   Acquisition and merger costs....................                -                    -                  130                  300
                                                        ------------         ------------         ------------         ------------
      Total........................................            5,179                6,491                9,590               12,120
                                                        ------------         ------------         ------------         ------------

Income (loss) from operations......................             (361)                 819               (1,382)                 652
Interest income (expense), net.....................              (26)                 476                   17                  411
                                                        -------------        ------------         ------------         ------------
Income (loss) before income taxes..................             (387)               1,295               (1,365)               1,063
Income tax provision (benefit).....................             (452)                 531                 (943)                 447
                                                        -------------        ------------         -------------        ------------
Net income (loss)..................................               65                  764                 (422)                 616
Non-cash dividend on beneficial conversion on
   convertible preferred stock (see Note 4)........                -                    -                    -               (4,873)
                                                        ------------         ------------         ------------         -------------
Net income (loss) available to common stockholders.     $         65         $        764         $       (422)        $     (4,257)
                                                        ============         ============         =============        =============
Basic net income (loss) per common share...........     $       0.00         $       0.03         $      (0.03)        $      (0.22)
                                                        ============         ============         =============        =============
Diluted net income (loss) per common share.........     $       0.00         $       0.03         $      (0.03)        $      (0.22)
                                                        ============         ============         =============        =============
Weighted average shares used in computing basic
   income (loss) per share amount..................           13,809               23,016               13,790               19,117
                                                        ============         ============         ============         ============
Weighted average shares used in computing diluted
   income (loss) per share amount..................           13,809               26,615               13,790               19,117
                                                        ============         ============         ============         ============


                  The accompanying notes are an integral part of these consolidated financial statements.

e
                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                         -------------------------------------------
                                                                                                1998                    1999
                                                                                         -------------------    --------------------
                                                                                                         (UNAUDITED)
Cash flows used in operating activities:
  Net (loss) income...................................................................      $       (422)           $        616
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Non-cash stock compensation......................................................                57                     223
     Depreciation and amortization....................................................               767                     740
     Provision for (use of) doubtful accounts.........................................               574                     (74)
     Common stock issued for services.................................................               166                       -
     Decrease in deferred income taxes................................................              (911)                    (68)
     Changes in assets and liabilities:
        Increase in accounts receivable...............................................            (2,178)                 (5,051)
        Increase in unbilled services.................................................              (636)                 (2,422)
        Increase in prepaid expenses..................................................               (30)                 (1,005)
        (Increase) decrease in other assets...........................................                60                    (151)
        Increase (decrease) in trade accounts payable.................................              (583)                  1,060
        Increase (decrease) in accrued compensation...................................               932                    (217)
        Decrease in note payable......................................................                 -                  (1,400)
        (Decrease) increase in deferred revenue.......................................              (350)                     21
        Increase (decrease) in other accrued liabilities..............................               142                    (548)
                                                                                            ------------            ------------
           Net cash used in operating activities......................................            (2,412)                 (8,276)
                                                                                            ------------            ------------

Cash flows from investing activities:
  Purchases of property and equipment.................................................            (1,157)                 (1,365)
  Purchases of investments............................................................                 -                (414,538)
  Sales of investments................................................................                40                 358,410
                                                                                            ------------            ------------
           Net cash used in investing activities .....................................            (1,117)                (57,493)
                                                                                            ------------            ------------
Cash flows from financing activities:
  Issuance of convertible preferred stock, Series D...................................                 -                   7,279
  Proceeds from initial public offering...............................................                 -                  54,310
  Exercise of stock warrants..........................................................                 -                   8,000
  Exercise of stock options...........................................................               179                   1,921
  Borrowings on lines of credit.......................................................             3,474                   4,550
  Payments on lines of credit.........................................................              (745)                (10,104)
  Subchapter S Corporation distributions..............................................              (754)                   (130)
                                                                                            ------------            ------------
           Net cash provided by financing activities..................................             2,154                  65,826
                                                                                            ------------            ------------

Net (decrease) increase in cash and cash equivalents..................................            (1,375)                     57
Cash and cash equivalents at beginning of period......................................             2,343                   2,586
                                                                                            ------------            ------------
Cash and cash equivalents at end of period............................................      $        968            $      2,643
                                                                                            ============            ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

The accompanying consolidated financial statements of Proxicom, Inc. ("Proxicom" or the "Company") include the accounts of Proxicom and all of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of Proxicom's financial position, results of operations and of cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these consolidated statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with Proxicom's audited consolidated financial statements and notes thereto for the period ended December 31, 1998, included in the Form S-1 filed by Proxicom with the Securities and Exchange Commission (SEC File No. 333-72297). The consolidated results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of results for the full year.

(2)    INVESTMENTS

Investments represent available-for-sale securities, which are recorded at fair market value. The difference between fair market value and cost is not material. Realized gains and losses from sales of available-for-sale securities were not material for any period presented.

(3)    NET INCOME (LOSS) PER SHARE

According to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive common stock equivalents.

Potentially dilutive shares have not been included in the diluted per share calculation for the three-month period ended June 30, 1998, nor the six-month periods ended June 30, 1998 and 1999, respectively, because their effects would be anti-dilutive. Accordingly, for the three and six-month periods ended June 30, 1998 and 1999, diluted net loss available per common share is the same as basic net loss available per common share.

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

In connection with the issuance of Series A convertible preferred stock in August 1996, Proxicom issued warrants to purchase 1,011,378 shares of Series A convertible preferred stock at $7.91 per share. These warrants were exercised on April 13, 1999 and Proxicom received proceeds of $8.0 million upon exercise.

On April 23, 1999, the Company completed its initial public offering of securities and issued 4,000,000 shares of common stock at $13.00 per share. An additional 500,000 shares were sold by certain existing stockholders at $13.00 per share. Automatically upon the initial public offering of securities, all 4,231,194 of the then outstanding shares of convertible preferred stock were converted to 4,231,194 shares of common stock. At the same time, Proxicom amended its Certificate of Incorporation to authorize 10,000,000 shares of preferred stock. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 675,000 shares of common stock at the offering's $13.00 per share offering price. This option was exercised on May 21, 1999. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $54.3 million.

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

            Our revenue generally consists of fees generated from professional services. We provide our services on a fixed-price, fixed-timeframe basis and on a time and materials basis. When we provide fixed-fee, fixed-timeframe basis, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity. A Proxicom management member must approve all of our fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract by contract basis and recognize such provisions in the period in which the losses are determined. When we provide services on a time and materials basis, we recognize revenue as we incur costs. In time and materials service situations, we also use our estimation process and a Proxicom senior management member approves these proposals.

            Our financial results may fluctuate from quarter to quarter based on such factors as the number, complexity, size, scope and lead time of projects in which we are engaged. More specifically, these fluctuations can result from the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, employee utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. In addition, revenue from a large client may constitute a significant portion of our total revenue in a particular quarter.

RESULTS OF OPERATIONS

            The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                     THREE-MONTH PERIOD             SIX-MONTH PERIOD
                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                    1998           1999           1998           1999
                                                 ----------     ----------     ----------     ----------
Revenue                                             100.0%         100.0%         100.0%         100.0%
Cost of revenue.......................               54.1           54.9           55.8           56.7
                                                  -------        -------        -------        -------
Gross profit..........................               45.9           45.1           44.2           43.3
                                                  -------        -------        -------        -------
Operating expenses:
  General and administrative..........               41.0           35.2           41.2           35.2
  Selling and marketing...............                6.2            4.8            7.3            4.9
  Research and development............                2.1              -            2.4            0.0
  Acquisition and merger costs........                  -              -            0.7            1.0
                                                  -------        -------        -------        -------
     Total............................               49.3           40.0           51.6           41.1
                                                  -------        -------        -------        -------
Income (loss) from operations.........               (3.4)           5.1           (7.4)           2.2
Interest income (expense), net........               (0.3)           2.9              -            1.4
                                                  --------       -------        -------        -------
Income (loss) before income taxes.....               (3.7)           8.0           (7.4)           3.6
Income tax provision (benefit)........                4.3            3.3           (5.1)           1.5
                                                  -------        -------        --------       -------
Net income (loss).....................                0.6%           4.7%          (2.3)%          2.1%
                                                  =======        =======        ========       =======

            THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1998 AND SIX-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 1998

            Revenue. For the three-month period ended June 30, 1999, revenue increased $5.7 million, or 54.4%, to $16.2 million from $10.5 million for the three-month period ended June 30, 1998. Approximately $700,000 of this revenue increase was attributable to software sales, including our sale of development and certain marketing rights of some of our software frameworks. For the six-month period ended June 30, 1999, revenue increased $10.9 million, or 58.9%, to $29.5 million from $18.6 million for the six-month period ended June 30, 1998. Both of these increases in revenue reflect increases in the size and number of our client engagements for the three-month and six-month period to period comparisons. Approximately 52% and 16% of these increases were attributable to increased engagement size for the three-month and six-month periods ended June 30, 1999, respectively, and the remainder is attributable to an increase in the number of engagements for both periods. We have generally realized lower revenue in the first quarter of any calendar year than in the other quarters. We believe that this has been due primarily to client budget cycles and the short-term nature of our contracts. We believe that period to period comparisons of our revenue and operating results are not necessarily meaningful and that you should not rely on these comparisons as indicators of future performance.

            Cost of Revenue. Cost of revenue consists primarily of salaries and associated employee benefits for personnel directly assigned to client projects, non-research and development efforts and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. These costs increased $3.2 million, or 56.6%, to $8.9 million for the three-month period ended June 30, 1999 from $5.7 million for the three-month period ended June 30, 1998. These costs increased $6.4 million, or 61.5%, to $16.7 million for the six-month period ended June 30, 1999 from $10.3 million for the six-month period ended June 30, 1998. These increases were due primarily to increases in the number of personnel needed to service our client engagements. Service project personnel increased from 244 at June 30, 1998 to 392 at June 30, 1999. As a percentage of revenue, cost of revenue increased from 54.1% to 54.9% for the three-month period ended June 30, 1999, as compared to the three-month period ended June
30, 1998, and from 55.8% to 56.7% for the six-month period ended June 30, 1999, as compared to the six-month period ended June 30, 1998.

            Gross Profit. For the three-month period ended June 30, 1999, gross profit increased $2.5 million, or 51.7%, to $7.3 million from $4.8 million for the three-month period ended June 30, 1998. The gross profit increase reflects an increase in revenue during the three-month period ended June 30, 1999. As a percentage of revenue, gross profit decreased from 45.9% to 45.1% for the three-month period ended June 30, 1999, as compared to the three-month period ended June 30, 1998. The percentage decrease primarily reflects reduced overall utilization of consulting and delivery personnel. For the six-month period ended June 30, 1999, gross profit increased $4.6 million, or 55.6%, to $12.8 million from $8.2 million for the six-month period ended June 30, 1998. The gross profit increase reflects an increase in revenue during the six-month period ended June 30, 1999. As a percentage of revenue, gross profit decreased from 44.2% to 43.3% for the six-month period ended June 30, 1999, as compared to the six-month period ended June 30, 1998. The percentage decrease primarily reflects reduced overall utilization of consulting and delivery personnel. Employee utilization can be affected by multiple factors, including rapid growth and reductions in the number or size of projects in any period. Reduction in employee utilization rates could cause further decline in gross profit as a percentage of revenue.

            General and Administrative. General and administrative costs consist of salaries for executive and selected senior management, finance, recruiting, administrative groups and associated employee benefits, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel and all other branch and corporate costs. These costs increased $1.4 million, or 32.4%, to $5.7 million for the three-month period ended June 30, 1999 from $4.3 million for the three-month period ended June 30, 1998. These costs increased $2.7 million, or 35.7%, to $10.4 million for the six-month period ended June 30, 1999 from $7.6 million for the six-month period ended June 30, 1998. This increase was due primarily to increased facilities and related expenses to support our growth. Approximately 6.9% and 7.8% of these increases were attributable to increased personnel costs for the three-month and six-month periods ended June 30, 1998 and 1999, respectively. As a percentage of revenue, general and administrative expenses decreased from 41.0% to 35.2% for the three-month period ended June 30, 1999, as compared to the three-month period ended June 30, 1998, and from 41.2% to 35.2% for the six-month period ended June 30, 1999, as compared to the six-month period ended June 30, 1998.

            Selling and Marketing. Selling and marketing costs consist primarily of salaries and associated employee benefits, travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs increased $136,000, or 20.9%, to $787,000 for the three-month period ended June 30, 1999 from $651,000 for the three-month period ended June 30, 1998. Selling and marketing costs increased $74,000, or 5.4%, to $1.4 million for the six-month period ended June 30, 1999 from $1.4 million for the six-month period ended June 30, 1998. These increases were primarily due to increases in the number of sales and marketing personnel. As a percentage of revenue, selling and marketing costs decreased from 6.2% to 4.8% for the three-month period ended June 30, 1999, as compared to the three-month period ended June 30, 1998, and from 7.3% to 4.9% for the six-month period ended June 30, 1999, as compared to the six-month period ended June 30, 1998.

            Research and Development. Research and development costs, primarily software development, consist of salaries assigned directly to research and development projects, associated employee benefits and direct expenses incurred to complete research projects, including non-employee consulting. Research and development costs for the three months ended June 30, 1999, decreased $220,000, or 100.0%, from the three-month period ended June 30, 1998. Research and development costs for the six-month period ended June 30, 1999, decreased $448,000, or 100.0%, from the six-month period ended June 30, 1998. These decreases were attributable to re-deploying engineers and technicians active in developing and enhancing replicable frameworks to client service projects during the third quarter of 1998. For the six-month period ended June 30, 1998, we charged all of our costs for research and development to operations as incurred. We did this because the period between technological feasibility and general release was relatively short and the costs incurred during this period were not significant.

            Acquisition and Merger Costs. No acquisition and merger costs were incurred during the three-month periods ended June 30, 1999 and June 30, 1998, as no acquisitions occurred during these periods. We incurred charges of approximately $300,000 for the six-month period ended June 30, 1999 for costs associated with the Ad Hoc transaction. Also, we incurred charges of approximately $130,000 for the six-month period ended June 30, 1998 for costs associated with our merger with Square Earth, Inc. in January 1998. All transaction costs were related to professional fees and other direct expenses.

            Interest Income (Expense), Net. Interest income (expense), net increased $502,000 to interest income of $476,000 for the three-month period ended June 30, 1999 from interest expense of $26,000 for the three-month period ended June 30, 1998. Interest income (expense), net increased $394,000 to interest income of $411,000 for the six-month period ended June 30, 1999 from interest income of $17,000 for the six-month period ended June 30, 1998. These increases were due primarily to interest income earned on proceeds raised in our initial public offering in April 1999. We generally invest in highest rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

            Income Tax Provision (Benefit). The $531,000 income tax provision in the three-month period ended June 30, 1999 represents combined federal, state and foreign income taxes at an effective rate of 41.0%. Income tax benefit of $452,000 in the three-month period ended June 30, 1998 represented combined federal and state income taxes at an effective benefit rate of 116.8%. The $447,000 income tax provision in the six-month period ended June 30, 1999 represents combined federal, state and foreign income taxes at an effective rate of 42.1%. Income tax benefit of $943,000 in the six-month period ended June 30, 1998 represented combined federal and state income taxes at an effective benefit rate of 69.1%. Our effective tax rate was favorably impacted for both three-month and six-month periods ended June 30, 1998 by our mergers with IBIS Consulting, Inc. in August 1998, and Ad Hoc and Square Earth, which were Subchapter S Corporations with pass-through tax status before the mergers. We have recorded our income tax provision (benefit) based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised if necessary to reflect current estimates.

LIQUIDITY AND CAPITAL RESOURCES

            On April 23, 1999, Proxicom completed its initial public offering of securities. After deducting expenses, Proxicom received approximately $46.2 million in proceeds from this transaction. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 675,000 shares of common stock at the offering's $13.00 per share offering price. Proxicom received approximately $8.1 million in proceeds from this option, which was exercised on May 21, 1999.

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

            As of March 26, 1999, Proxicom merged with ad hoc Interactive, Inc., a California-based Internet solutions provider, by exchanging 829,771 shares of Proxicom common stock and rights to receive 39,333 shares of Proxicom common stock for all of the outstanding stock and stock rights of Ad Hoc. The transaction was accounted for as a pooling of interests.

            In addition, in March 1999, Proxicom signed an agreement with Ericsson Telecommunicazioni SpA. Under the agreement, we will make a 19.9% investment in an Italian joint venture company. Ericsson will own the remaining 81.1% interest. The joint venture company, named Eunosia Internet Architects, SpA ("Eunosia"), will provide Internet solutions to Italian-based businesses. The initial share capital of Eunosia was approximately $1.7 million, which Proxicom and Ericsson have contributed in proportion to their shareholder percentage interests. In June 1999, we contributed $336,000 to fulfill our initial share capital obligation. Under the joint venture agreement, Proxicom has entered into a services agreement with the joint venture company under which Proxicom will provide consulting, project management and technical design services to the joint venture's clients.

            In July 1999, Proxicom signed an agreement with affiliates of Iberdrola SA. Under the agreement, Proxicom will make a 19.9% investment in a Spanish joint venture company, named Kristina, Services de Internet, SA ("Kristina"). Affiliates of Iberdrola SA will own the remaining 81.1% interest. Kristina will provide Internet solutions to Spain-based businesses. The initial share capital of Kristina is approximately $7.4 million, which Proxicom and the affiliates of Iberdrola SA will contribute in proportion to their shareholder percentage interests. In late July 1999, Proxicom contributed approximately $740,000 to fulfill one-half of its initial share capital obligation.

            Cash and cash equivalents were $2.6 million at June 30, 1999, which was unchanged from $2.6 million at December 31, 1998. Net cash used by operating activities of $8.3 million and $2.4 million for the six-month periods ended June 30, 1999 and 1998, respectively, were attributable to the growth in our revenue and operations. The net cash used in operating activities for the six-month period ended

June 30, 1999 was primarily offset with proceeds raised from our initial public offering, exercise of stock warrants, borrowings under our credit facility and the issuance of Series D convertible preferred stock for approximately $7.3 million. Also, a total of approximately $1.9 million was raised through the exercise of stock options in the six-month period ended June 30, 1999. Capital expenditures of approximately $1.4 million and $1.2 million for the six-month periods ended June 30, 1999 and 1998, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to our growth. Capital expenditures for fiscal year 1999 are expected to be approximately $3.0 million and will be made principally for computer equipment, internally used software purchases and leasehold improvements to support our growth.

            We anticipate that the net proceeds of our initial public offering of securities, together with existing sources of liquidity and funds generated from operations, should provide adequate cash to fund our currently anticipated cash needs through at least the next 18 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing from external sources in the form of either additional equity or indebtedness. We may also borrow money under our $10.0 million revolving credit facility with NationsBank, N.A. As of July 27, 1999, we had no outstanding borrowings under our credit facility. There can be no assurance that additional financing will be available at all, or that, if available, such financing will be obtainable on terms favorable to us.

YEAR 2000 READINESS DISCLOSURE

            Background. Many computer systems and applications currently use two-digit fields to designate a year. This inability to recognize, or properly treat, the year 2000 may cause systems to process financial and operational information incorrectly, resulting in system failures and other business problems.

            Risk Factors. We may experience operations interruptions because of year 2000 problems. Also, we may experience operations difficulties caused by undetected errors or defects in the technology we use in our internal systems. We may become involved in disputes regarding year 2000 problems involving solutions we developed or implemented or the interaction of our Internet solutions with other applications. Year 2000 problems could require us to incur delays and unforeseen expenses. While it is difficult to identify every conceivable issue related to the year 2000, we have formulated an approach to address our exposure to these risk factors.

            Approach. We have completed assessing the impact of the year 2000 issue on our current products, internal information systems and non-information technology systems. We have largely completed the assessment of the year 2000 readiness of our information technology systems, including the hardware and software we use to provide and deliver our Internet solutions, and plan to complete this assessment during the third quarter of 1999. Based on these results, we are verifying minor revisions to our solutions software code, and replacing systems as needed.

            We are communicating with the suppliers of our computer systems, as well other goods and services providers to verify their current compliance levels and work with them on their plans, if needed. We require all vendors who provide material hardware or software for our information technology systems to provide assurances of their year 2000 compliance. We are also seeking final assurances of year 2000 compliance from our material non-information technology providers. We have requested that our vendors and providers provide us with final assurances as to compliance by the end of the summer of 1999.

            We have identified processes that will require year 2000 readiness testing, and have established dedicated test environments for year 2000 readiness testing.

            Status. Our testing to date has included our major infrastructure items, hardware platforms and operating systems in all of our offices. Desktop computing, servers, switching and routing platforms have been inventoried in most locations. Personal computer platforms have been identified and tested in our Reston, VA and New York, NY locations. This effort is estimated to be 95% complete. Inventory testing in San Francisco, Sacramento, and Sausalito is 50% complete, and most of the hardware in these locations in less than two years old according to accounting records. Equipment in Spain and Italy is either customer provided and warranted to be year 2000 compliant, or already known to be compliant. Testing and certification in these locations is 95% complete. Testing and compliance in our New York and Chicago offices is considered to be 90% complete. In Munich, 50% of our hardware, and 90% of our software is compliant.

            Our testing efforts will be completed by the end of September 1999, and any new hardware we need will be ordered then. Installation of the software components that will bring the computing platforms into compliance is estimated to be 80% complete, with full completion scheduled in all locations by the end of September 1999. Embedded systems are tested at a 95% level, with full compliance scheduled for completion in October 1999. In all locations, impacted servers have been identified for replacement and equipment has been ordered. Other equipment (including personal computers and legacy software) will be complete by the end of September 1999.

            We have completed the implementation of year 2000 compliant internal computer applications for our main financial and order processing systems with the assistance and assurance of the software providers. Testing of impacted network hardware is complete, and all changes have been applied.

            Based on information provided by our building management at our locations, most building management systems are tested and compliant. We are awaiting responses from our Los Angeles and Sacramento locations. Until our testing is complete and all of our material vendors and providers are contacted, we will not be able to evaluate completely whether impacted HVAC, fire control and related systems will need to be revised or replaced by the respective building managers.

            Cost. Based on the work done to date, we predict that the cost for work and material and upgrades needed to complete our year 2000 certification process will be approximately $325,000. This includes the cost of material upgrades, software modification and related consulting fees.

            Contingency Plans. As discussed above, we are engaged in an ongoing year 2000 assessment and have not yet developed any contingency plans. We are continuing to assess the results of our year 2000 simulation testing and third-party vendor and service provider responses to determine the nature and extent of any contingency plans. At the end of September, after the testing and assessment period, we will develop necessary contingency plans.

                                    PART II.

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            Between April 1, 1999 and June 30, 1999, Proxicom granted options to purchase a total of 770,617 shares of common stock under the 1996 Stock Option Plan to certain of its employees. Between April 1, 1999 and May 27, 1999, 30 optionees exercised options to purchase 315,776 shares of common stock. These securities were issued without registration under the Securities Act in reliance upon exemptions from registration under Rule 701 and Section 4(2).

            On April 13, 1999, Proxicom issued 1,011,378 shares of Series A convertible preferred stock to two institutional investors upon the exercise of warrants. Proxicom received $8.0 million upon the exercise of the warrants. These securities were issued without registration under the Securities Act in reliance upon an exemption from registration under Section 4(2). These shares of Series A convertible preferred stock converted into 1,011,378 shares of common stock upon the closing of Proxicom's initial public offering, on April 23, 1999. These shares of common stock were issued without registration under the Securities Act in reliance upon an exemption from registration under Section 3(a)(9).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:


          3.1*          Amended and Restated Certificate of Incorporation of the
                        Registrant

          3.2*          Amended and Restated Bylaws of the Registrant

          4.1*          Form of Common Stock Certificate of the Registrant

          10.1*         Proxicom, Inc. Employee Stock Purchase Plan

          27.1          Financial Data Schedule


     b.   Reports on Form 8-K:

          None

* Incorporated by reference to Proxicom's registration statement on Form S-1, SEC file no. 333-72297.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROXICOM, INC.


                                          /s/ KENNETH J. TARPEY
Date:  August 16, 1999                  ----------------------------------------
                                        Kenneth J. Tarpey
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer (duly authorized
                                        to sign on behalf of the Registrant)