Form 10-Q
period 1999-09-30
PROXICOM INC
filed 1999-11-12
CIK 1070052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

As of November 2, 1999, the issuer had 26,115,956 shares of common stock outstanding.

                                 PROXICOM, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                   PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets
          as of December 31, 1998 and September 30, 1999..................   1

          Consolidated Statements of Operations
          for the Three-Month and Nine-Month Periods Ended
          September 30, 1998 and September 30, 1999.......................   2

          Consolidated Statements of Cash Flows
          for the Nine-Month Periods Ended September 30, 1998
          and September 30, 1999..........................................   3

          Notes to Consolidated Financial Statements......................   4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................  16

                                     PART I.

                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                 PROXICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,          SEPTEMBER 30,
                                                                                                1998                   1999
                                                                                           --------------        ---------------
                                                                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $      2,586            $     66,140
   Investments.........................................................................             278                       -
   Accounts receivable, net of allowances of $669 and $598, respectively...............           9,893                  19,668
   Unbilled services...................................................................           4,259                   1,904
   Prepaid expenses....................................................................             402                   1,208
   Other current assets................................................................             431                     623
                                                                                           ------------            ------------
      Total current assets.............................................................          17,849                  89,543

Property and equipment, net............................................................           2,944                   3,696
Other non-current......................................................................               -                   1,123
Deferred tax assets and other..........................................................           1,758                   1,446
                                                                                           ------------            ------------
      Total assets.....................................................................    $     22,551            $     95,808
                                                                                           ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit.....................................................................    $      5,554            $          -
   Trade accounts payable..............................................................             662                     657
   Accrued compensation................................................................           3,779                   6,787
   Deferred revenue....................................................................           1,889                   2,896
   Deferred tax liabilities............................................................           1,423                   1,423
   Note payable........................................................................           1,400                       -
   Other accrued liabilities...........................................................           1,215                   1,996
                                                                                           ------------            ------------
      Total current liabilities........................................................          15,922                  13,759
                                                                                           ------------            ------------

Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized at December 31, 1998; 10,000,000 shares authorized at
      September 30, 1999:
         Convertible preferred stock, $.01 par value; 2,408,983 shares issued and 2,001,483 outstanding at December 31, 1998; no shares
         issued and outstanding at September 30, 1999..................................              20                       -
   Common stock, $.01 par value; 20,000,000 shares authorized,
      15,431,306 shares issued and 15,378,177 outstanding at December 31,
      1998; 100,000,000 shares authorized, 25,001,297 shares issued and
      24,948,168 shares outstanding at September 30, 1999..............................             154                     250
   Additional paid-in capital..........................................................          25,578                 103,790
   Retained deficit....................................................................         (18,901)                (21,769)
   Treasury stock......................................................................            (222)                   (222)
                                                                                           ------------            ------------
      Total stockholders' equity.......................................................           6,629                  82,049
                                                                                           ------------            ------------

Total liabilities and stockholders' equity.............................................    $     22,551            $     95,808
                                                                                           ============            ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                        --------------------------------    -----------------------------
                                                              1998              1999             1998            1999
                                                        ---------------   --------------    ------------    -------------
                                                                                    (UNAUDITED)
Revenue  .............................................    $     12,568      $     23,592    $     31,119    $     53,067
Cost of revenue.......................................           7,036            12,070          17,379          28,773
                                                          ------------      ------------    ------------    ------------
Gross profit..........................................           5,532            11,522          13,740          24,294
                                                          ------------      ------------    ------------    ------------

Operating expenses:
   General and administrative.........................           4,384             7,833          11,976          17,991
   Selling and marketing..............................             916             1,696           2,279           3,133
   Research and development...........................             244                 -             692               -
   Acquisition and merger costs.......................           2,756                 -           2,886             300
   Stock-based and other compensation.................          18,211               106          18,268             331
                                                          ------------      ------------          ------    ------------
      Total...........................................          26,511             9,635          36,101          21,755
                                                          ------------      ------------          ------    ------------

Income (loss) from operations.........................         (20,979)            1,887         (22,361)          2,539
Interest income (expense), net........................             (66)              701             (49)          1,112
                                                          -------------     ------------    -------------   ------------
Income (loss) before income taxes.....................         (21,045)            2,588         (22,410)          3,651
Income tax provision (benefit)........................            (132)            1,066          (1,075)          1,513
                                                          -------------     ------------    -------------   ------------
Net income (loss).....................................         (20,913)            1,522         (21,335)          2,138
Non-cash dividend on beneficial conversion of
   convertible preferred stock (see Note 3)...........               -                 -                -         (4,873)
                                                          ------------      ------------    -------------   -------------
Net income (loss) available to common stockholders....    $    (20,913)     $      1,522    $    (21,335)   $     (2,735)
                                                          =============     ============    =============   =============
Basic net income (loss) per common share..............    $      (1.36)     $       0.06    $      (1.51)   $      (0.13)
                                                          ============      ============    =============   =============
Diluted net income (loss) per common share............    $      (1.36)     $       0.05    $      (1.51)   $      (0.13)
                                                          ============      ============    =============   =============
Weighted average shares used in computing basic
   income (loss) per share amount.....................          15,349            24,842          14,132          20,844
                                                          ============      ============    ============    ============
Weighted average shares used in computing diluted
   income (loss) per share amount.....................          15,349            29,190          14,132          20,844
                                                          ============      ============    ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             --------------------------------
                                                                                 1998                1999
                                                                             ------------        ------------
                                                                                       (UNAUDITED)
Cash flows used in operating activities:
  Net income (loss)..................................................      $    (21,336)        $      2,138
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Non-cash stock compensation.....................................            17,828                  328
     Non-cash warrant expense........................................                 -                  300
     Depreciation and amortization...................................             1,107                  986
     Provision for (use of) doubtful accounts........................               524                  (71)
     Common stock issued for services................................               166                    -
     Decrease (increase) in deferred income taxes....................            (1,290)                 312
     Changes in assets and liabilities:
        Increase in accounts receivable..............................            (4,549)              (9,704)
        Decrease (increase) in unbilled services.....................              (471)               2,355
        Increase in prepaid expenses.................................              (100)                (806)
        Decrease (increase) in other assets..........................                 6                 (192)
        Increase in other non-current................................                 -               (1,123)
        Decrease in trade accounts payable...........................              (579)                  (5)
        Increase in accrued compensation.............................             1,198                3,008
        Increase (decrease) in note payable..........................             1,400               (1,400)
        Increase (decrease) in deferred revenue......................              (432)               1,007
        Increase in other accrued liabilities........................             1,962                  781
                                                                           ------------         ------------
           Net cash used in operating activities.....................            (4,566)              (2,086)
                                                                           ------------         ------------

Cash flows used in investing activities:
  Purchases of property and equipment................................            (1,526)              (1,738)
  Sales of investments...............................................               423                  278
                                                                           ------------         ------------
           Net cash used in investing activities ....................            (1,103)              (1,460)
                                                                           ------------         ------------

Cash flows from financing activities:
  Issuance of convertible preferred stock, Series D..................                 -                7,279
  Proceeds from initial public offering..............................                 -               54,310
  Exercise of stock warrants.........................................                 -                8,000
  Exercise of stock options..........................................               230                3,196
  Borrowings on lines of credit......................................             4,635                4,550
  Payments on lines of credit........................................                 -              (10,104)
  Distributions to stockholders......................................              (813)                   -
  Subchapter S Corporation distributions.............................                 -                 (131)
                                                                           ------------         ------------
           Net cash provided by financing activities.................             4,052               67,100
                                                                           ------------         ------------

Net increase (decrease) in cash and cash equivalents.................            (1,617)              63,554
Cash and cash equivalents at beginning of period.....................             2,343                2,586
                                                                           ------------         ------------
Cash and cash equivalents at end of period...........................      $        726         $     66,140
                                                                           ============         ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Proxicom, Inc. ("Proxicom" or the "Company") include the accounts of Proxicom and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of Proxicom's financial position, results of operations and of cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these consolidated statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with Proxicom's audited consolidated financial statements and notes thereto for the period ended December 31, 1998, included in the Form S-1 filed by Proxicom with the Securities and Exchange Commission (SEC File No. 333-87671). The consolidated results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of results for the full year.

(2)  NET INCOME (LOSS) PER SHARE

According to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," the Company presents both basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income (loss) per share reflects the per share effect of dilutive common stock equivalents.

(3)  CAPITAL STOCK

In February 1999, the Company issued a total of 1,218,333 shares of Series D convertible preferred stock (the "Series D Preferred Stock") at a price of $6.00 per share for an aggregate of $7.3 million. In connection with this transaction, 758,667 shares of common stock were purchased by the investors from selling stockholders in amounts proportionate to the investors' participation in the Series D Preferred Stock issuance. The Series D Preferred Stock had essentially the same rights and privileges as the Company's other three series of convertible preferred stock (Series A, B and C) which were outstanding at that time. Because the Series D Preferred Stock was sold at a price of $6.00, a non-cash charge of approximately $4.9 million was recorded to give effect to its beneficial conversion features. The Company recorded a charge against additional paid-in capital to reflect the difference between the conversion feature and the estimated fair value of the underlying common stock. Although not reflected on the statement of operations, the beneficial conversion charge is recorded in a manner analogous to a dividend on preferred stock and is reflected as a reduction to income and earnings per share available for common stockholders.

(3)CAPITAL STOCK

In connection with the issuance of Series A convertible preferred stock in August 1996, Proxicom issued warrants to purchase 1,011,378 shares of Series A convertible preferred stock at $7.91 per share. These warrants were exercised on April 13, 1999, and Proxicom received proceeds of $8.0 million upon exercise.

On April 23, 1999, the Company completed its initial public offering of securities and issued 4,000,000 shares of common stock at $13.00 per share. An additional 500,000 shares were sold by certain existing stockholders at $13.00 per share. Automatically upon the initial public offering of securities, all 4,231,194 of the then outstanding shares of convertible preferred stock were converted to 4,231,194 shares of common stock. At the same time, Proxicom amended its Certificate of Incorporation to authorize 10,000,000 shares of preferred stock. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 675,000 shares of common stock at the offering's $13.00 per share offering price. This option was exercised on May 21, 1999. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were $54.3 million. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.

On October 14, 1999, the Company completed a public offering of common stock which resulted in the issuance of 1,000,000 shares of common stock at $52.38 per share. An additional 2,600,000 shares were sold by certain existing stockholders at $52.38 per share. In connection with this offering, four of the selling shareholders offered the underwriters an option to purchase 540,000 additional shares of common stock at the offering's $52.38 per share offering price. This option was exercised on October 19, 1999. Proceeds to the Company from this offering, net of underwriting discounts and costs of the offering, were $49.1 million. The Company did not receive any proceeds from the sale of common stock by the selling stockholders.

(4)  WARRANT ISSUANCE

On September 24, 1999, the Company and General Electric Company entered into a Master Services Agreement. Under this agreement, General Electric has agreed to have Proxicom perform Internet services for fees totaling no less than $6.0 million during the 12-month period ending September 24, 2000. As part of the agreement, Proxicom issued General Electric a warrant to purchase 150,000 shares of common stock at an exercise price of $49.88 per share, the closing price of the common stock on the date of the agreement. The warrant is fully vested and is exercisable until September 24, 2000. The fair value of this warrant has been calculated using the

Black-Scholes option pricing model. The related pro-rata charge will be recorded as a contra revenue over the service period of the agreement.

(5)  ACCUMULATED OTHER COMPREHENSIVE INCOME

Effective January 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company has no material components of other comprehensive income (loss) and, accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

(6)  CONTINGENT LIABILITIES

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Proxicom has little or no control. A number of important factors, including those identified under the section captioned "Risk Factors" in Proxicom's registration statement on Form S-1 (SEC File No. 333-87671) (the "Registration Statement") which hereby is incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause Proxicom's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (i) changes in the demand for professional Internet services; (ii) Proxicom's ability to manage growth and hire and retain skilled employees; (iii) Proxicom's loss of a major client or significant project; (iv) competitive factors; (v) lack of growth or decline in Internet usage; (vi) Proxicom's failure to keep pace with changing technologies and protect its intellectual property; (vii) year 2000 issues; and (viii) future acquisitions or international expansion (including the ability to integrate acquired businesses into Proxicom's operations and the ability of acquired business to achieve satisfactory operating results). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue. Given our recent and rapid growth, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that you should not rely on these comparisons as indicators of future performance.

                                                       THREE-MONTH PERIOD            NINE-MONTH PERIOD
                                                       ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                       1998         1999            1998          1999
                                                     --------     --------        --------      --------
Revenue                                               100.0%       100.0%           100.0%        100.0%
Cost of revenue.........................               56.0         51.2             55.8          54.2
                                                     --------     --------        --------      --------
Gross profit............................               44.0         48.8             44.2          45.8
                                                     --------     --------        --------      --------
Operating expenses:
  General and administrative............               34.9         33.2             38.5          33.9
  Selling and marketing.................                7.3          7.2              7.3           5.9
  Research and development..............                1.9          0.0              2.2           0.0
  Acquisition and merger costs..........               21.9          0.0              9.3           0.6
  Stock-based and other
     compensation.......................              144.9          0.4             58.7           0.6
                                                     --------     --------        --------      --------
     Total..............................              210.9         40.8            116.0          41.0
                                                     --------     --------        --------      --------
Income (loss) from operations...........             (166.9)         8.0            (71.8)          4.8
Interest income (expense), net..........               (0.5)         3.0             (0.2)          2.1
                                                     --------     --------        --------      --------
Income (loss) before income taxes.......             (167.4)        11.0            (72.0)          6.9
Income tax (benefit) provision..........               (1.0)         4.5             (3.4)          2.9
                                                     --------     --------        --------      --------

Net income (loss).......................             (166.4)%        6.5%           (68.6)%         4.0%
                                                     ========     ========        ========      ========

     THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE
     THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND NINE-MONTH
     PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE-MONTH
     PERIOD ENDED SEPTEMBER 30, 1998

     Revenue. For the three-month period ended September 30, 1999, revenue increased $11.0 million, or 87.7%, to $23.6 million from $12.6 million for the three-month period ended September 30, 1998. This increase was primarily attributable to the increase in the average size of our engagements. Our largest client contributed approximately 24.6% of our revenue for the three-month period ended September 30, 1999. No other individual client contributed 10% or more of our revenue for that period. For the three-month period ended September 30, 1998, our two largest clients accounted for approximately 13.8% and 13.6%, respectively, of our revenue. No other individual client contributed 10% or more of our revenue for that period.

     For the nine-month period ended September 30, 1999, revenue increased $21.9 million, or 70.5%, to $53.0 million from $31.1 million for the nine-month period ended September 30, 1998. This increase was primarily attributable to a 79% increase in the number of engagements and a 21% increase in the average size of the engagements compared to the nine-month period ended September 30, 1998. Our largest client contributed 14.1% of our revenue for the nine-month period ended September 30, 1999. No other individual client contributed 10% or more of our revenue for that period. For the nine-month period ended September 30, 1998, our two largest clients contributed 15.3% and 14.9%, respectively, of our revenue. No other individual client contributed 10% or more of our revenue for that period.

     Cost of Revenue. Cost of revenue consists primarily of salaries and associated employee benefits for personnel directly assigned to client projects, non-research and development efforts and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. These costs increased $5.0 million, or 71.5%, to $12.1 million for the three-month period ended September 30, 1999, from $7.0 million for the three-month period ended September 30, 1998. These costs increased $11.4 million, or 65.6%, to $28.8 million for the nine-month period ended September 30, 1999 from $17.4 million for the nine-month period ended September 30, 1998. These increases were due primarily to increases in the number of personnel needed to service our client engagements. Service project personnel increased from 330 at September 30, 1998 to 492 at September 30, 1999. As a percentage of revenue, cost of revenue decreased from 56.0% to 51.2% for the three-month period ended September 30, 1999, as compared to the three-month period ended September 30, 1998, and from 55.8% to 54.2% for the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998.

     Gross Profit. For the three-month period ended September 30, 1999, gross profit increased $6.0 million, or 108.3%, to $11.5 million from $5.5 million for the three-month period ended September 30, 1998. For the nine-month period ended

September 30, 1999, gross profit increased $10.6 million, or 76.8%, to $24.3 million from $13.7 million for the nine-month period ended September 30, 1998. These increases reflect the increase in revenue during the periods in 1999. As a percentage of revenue, gross profit increased from 44.0% to 48.8% for the three-month period ended September 30, 1999, as compared to the three-month period ended September 30, 1998. As a percentage of revenue, gross profit increased from 44.2% to 45.8% for the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998. These percentage increases primarily reflect increased overall utilization of consulting and delivery personnel.

     General and Administrative. General and administrative costs consist of salaries for executive and selected senior management, finance, recruiting, administrative groups and associated employee benefits, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel and all other branch and corporate costs. These costs increased $3.4 million, or 78.7%, to $7.8 million for the three-month period ended September 30, 1999 from $4.4 million for the three-month period ended September 30, 1998. These costs increased $6.0 million, or 50.2%, to $18.0 million for the nine-month period ended September 30, 1999 from $12.0 million for the nine-month period ended September 30, 1998. These increases were due primarily to increased facilities and related expenses to support our growth. Also, approximately 16% and 13% of these increases were attributable to increased personnel costs for the three-month and nine-month periods ended September 30, 1998 and 1999, respectively. As a percentage of revenue, general and administrative expenses decreased from 34.9% to 33.2% for the three-month period ended September 30, 1999, as compared to the three-month period ended September 30, 1998, and from 38.5% to 33.9% for the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998.

     Selling and Marketing. Selling and marketing costs consist primarily of salaries and associated employee benefits, travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs increased $780,000, or 85.2%, to $1.7 million for the three-month period ended September 30, 1999 from $916,000 for the three-month period ended September 30, 1998. Selling and marketing costs increased $854,000, or 37.5%, to $3.1 million for the nine-month period ended September 30, 1999 from $2.3 million for the nine-month period ended September 30, 1998. Approximately 70% and 45% of these increases were attributable to increased marketing and promotion initiatives for the three-month and nine-month periods ended September 30, 1999, respectively. The remainder was primarily due to increases in the number of sales and marketing personnel. As a percentage of revenue, selling and marketing costs decreased from 7.3% to 7.2% for the three-month period ended September 30, 1999, as compared to the three-month period ended September 30, 1998, and from 7.3% to 5.9% for the nine-month period ended September 30, 1999, as compared to the nine-month period ended September 30, 1998.

     Research and Development. Research and development costs, primarily software development, consist of salaries of personnel assigned directly to research and development projects, associated employee benefits and direct expenses incurred to complete research projects, including non-employee consulting. No research and development costs were incurred during the three-month and nine-month periods ended September 30, 1999. Research and development costs for the three-month and nine-month periods ended September 30, 1998 were $244,000 and $692,000, respectively.

     Acquisition and Merger Costs. No acquisition and merger costs were incurred during the three-month period ended September 30, 1999 as no acquisitions occurred during this period. We incurred charges of approximately $2.8 million for the three-month period ended September 30, 1998 for the costs associated with our merger with IBIS Consulting, Inc. For the nine-month period ended September 30, 1999, we incurred charges of $300,000 related to our merger with ad hoc Interactive, Inc. For the nine-month period ended September 30, 1998, we incurred charges of $2.8 million related to the IBIS transaction and $130,000 related to our merger with Square Earth, Inc. All transaction costs were related to professional fees and other direct expenses.

     Stock-Based and Other Compensation. For the three-month period ended September 30, 1999, stock-based and other compensation decreased $18.1 million, or 99.4%, to $106,000 from $18.2 million for the three-month period ended September 30, 1998. Stock-based and other compensation decreased $17.9 million, or 98.2% to $331,000 for the nine-month period ended September 30, 1999 from stock-based and other compensation of $18.3 million for the nine-month period ended September 30, 1998. The Company incurred charges of $18.3 million in 1998 for costs associated with the IBIS Consulting and ad hoc Interactive transactions. Of these charges, $17.2 million related to the elimination of a repurchase requirement for formula stock options and $1.0 million consisted of cash bonus payments required under the historical IBIS Consulting plan.

     Interest Income (Expense), Net. Interest income (expense), net increased $767,000 to interest income of $701,000 for the three-month period ended September 30, 1999 from interest expense of $66,000 for the three-month period ended September 30, 1998. Interest income (expense), net increased $1.2 million to interest income of $1.1 million for the nine-month period ended September 30, 1999 from interest expense of $49,000 for the nine-month period ended September 30, 1998. These increases were due primarily to interest income earned on proceeds raised in our initial public offering in April 1999. We generally invest in highly rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

     Income Tax (Benefit) Provision. The $1.1 million income tax provision in the three-month period ended September 30, 1999 represents combined federal, state and foreign income taxes at an effective rate of 41.2%. Income tax benefit of $132,000 in the three-month period ended September 30, 1998 represented combined federal and state income taxes at an effective benefit rate of 0.6%. The $1.5 million income tax provision in the nine-month period ended September 30, 1999 represents combined federal, state and foreign income taxes at an effective rate of 41.4%. Income tax benefit of $1.1 in the nine-month period ended September 30, 1998 represented combined federal and state income taxes at an effective benefit rate of 4.8%. Our effective tax rate was favorably impacted for both three-month and nine-month periods ended September 30, 1998 by our mergers with IBIS Consulting in August 1998, and ad hoc Interactive and Square Earth, which were Subchapter S Corporations with pass-through tax status before the mergers. We have recorded our income tax provision (benefit) based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised if necessary to reflect current estimates.

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

     Also on October 14, 1999, Proxicom completed another public offering resulting in the issuance of 1,000,000 shares of common stock at $52.38 per share. An additional 2,600,000 shares were sold by certain existing stockholders for $52.38 per share. In October 1999, Proxicom received approximately $49.1 million from this secondary offering, net of underwriting discounts and costs.

     In connection with the issuance of Series A convertible preferred stock in August 1996, Proxicom issued warrants to purchase shares of Series A convertible preferred stock that were exercised on April 13, 1999. Upon the exercise of the warrants, the Company received proceeds of $8.0 million. The shares of Series A convertible preferred stock received upon the exercise of the warrants were converted into 1,011,378 shares of common stock upon the closing of our initial public offering of securities on April 23, 1999.

     As of March 26, 1999, Proxicom merged with ad hoc Interactive, a California-based Internet solutions provider, by exchanging 829,771 shares of Proxicom common stock and rights to receive 39,333 shares of Proxicom common stock for all of the outstanding stock and stock rights of ad hoc Interactive. The transaction was accounted for as a pooling of interests.

     Cash and cash equivalents were $66.1 million at September 30, 1999, which was an increase of $63.5 million from $2.6 million at December 31, 1998. Net cash used by operating activities of $2.1 million and $6.0 million for the nine-month periods ended September 30, 1999 and 1998, respectively, was attributable to the growth in our revenue and operations. The net cash used in operating activities for the nine-month period ended September 30, 1999 was primarily offset with proceeds raised from our initial public offering, exercise of stock warrants, borrowings under our credit facility and the issuance of Series D convertible preferred stock for approximately $7.3 million. Also, a total of approximately $3.2 million was raised through the exercise of stock options in the nine-month period ended September 30, 1999. Capital expenditures of approximately $1.7 million and $1.5 million for the nine-month periods ended September 30, 1999 and 1998, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to our growth. Capital expenditures for fiscal year 1999 are expected to be approximately $3.5 million and will be made principally for computer equipment, internally used software purchases and leasehold improvements to support our growth.

     We anticipate that the net proceeds of our public offerings of securities, together with existing sources of liquidity and funds generated from operations, should provide adequate cash to fund our currently anticipated cash needs through at least the next 18 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing from external sources in the form of either additional equity or indebtedness. We may also borrow money under our $10.0 million revolving credit facility with NationsBank, N.A. As of November 10, 1999, we had no outstanding borrowings under our credit facility. There can be no assurance that additional financing will be available at all, or that, if available, such financing will be obtainable on terms favorable to us.

YEAR 2000 READINESS DISCLOSURE

     Background. Many computer systems and applications currently use two-digit fields to designate a year. This inability to recognize, or properly treat, the year 2000 may cause systems to process financial and operational information incorrectly, resulting in system failures and other business problems.

     Risk Factors. We may experience operations interruptions because of year 2000 problems. Also, we may experience operations difficulties caused by undetected errors or defects in the technology we use in our internal systems. We may become involved in disputes regarding year 2000 problems involving solutions we developed or implemented or the interaction of our Internet solutions with other applications. Also, errors or defects in the technology our vendors use could cause us to experience operations difficulties. Year 2000 problems could require us to incur delays and unforeseen expenses. While it is difficult to identify every conceivable issue related to the year 2000, we have formulated an approach to address our exposure to these risk factors.

     Approach. We have completed assessing the impact of the year 2000 issue on our current products, internal information systems and non-information technology systems. We have completed the assessment of the year 2000 readiness of our information technology systems, including the hardware and software we use to provide and deliver our Internet solutions. Based on these results, we are implementing the revisions to our solutions software code, and replacing systems as needed.

     We have communicated with the suppliers of our computer systems, as well other goods and services providers to verify their current compliance levels and have worked with them on their plans as needed. We require all vendors who provide material hardware or software for our information technology systems to provide assurances of their year 2000 compliance. We are also seeking final assurances of year 2000 compliance from our material non-information technology providers.

     We have completed identification of the processes that required year 2000 readiness testing, and have both established dedicated test environments for year 2000 readiness testing, and completed the testing for these processes.

     Status. Our testing included our major infrastructure items, hardware platforms and operating systems in all of our offices. Desktop computing, servers, switching and routing platforms have been inventoried. Personal computer platforms have been identified and tested in all of our offices. Equipment in Spain and Italy is either customer provided and warranted to be year 2000 compliant, or already known to be compliant. Replacement of impacted equipment is virtually complete in all locations, the exception being delivery of or in some cases final installation. Our overall hardware compliance is complete.

     Installation of the software components that will bring the computing platforms into compliance is complete. Embedded systems are tested and complete.

     We have completed the implementation of year 2000 compliant internal computer applications for our main financial and order processing systems with the assistance and assurance of the software providers. Testing of impacted network hardware is complete, and all changes have been applied.

     Based on information provided by our building management at our locations, most building management systems are tested and compliant. However, we are unable to test all elements of our material vendors, and we will not be able to evaluate completely whether impacted HVAC, fire control and related systems will need to be revised or replaced by the respective building managers.

     Cost. Based on the work done to date, we predict that the cost for work and material and upgrades needed to complete our year 2000 certification process was approximately $325,000. This includes the cost of material upgrades, software modification and related consulting fees.

     Contingency Plans. We have developed a number of plans that will allow us to operate in a relatively normal manner in the event we encounter any problems. For the network to operate an internal basis, we have a variety of means to ensure continued operation, ranging from turning off date and time functions within the network while we resolve the issues; to simply changing the date and adjusting output dates with simple date translation routines. Internal voice systems have been recently (within 120 days) installed by Lucent Technologies and are year 2000 certified, but we possess enough cell phones to operate on an outbound call basis, and we have provided for switch redirect service in the event of a switch compliance issue. Internet and voice traffic rely on AT&T for transport. In the event that the voice and data fail to operate, it will be because of a global transport failure. Firewalls installed at the edge points of the network can be removed, and reinstalled upon resolution. E-mail uses both Unix and NT based hosts, and either system can be used as host in the event of an unknown compliance issue.

     Financial systems applications have been rigorously tested, and we have been assured of the certification. Because of the nature of this application, simple workaround solutions are not possible, and we have positioned ourselves with our vendors to provide priority support to resolve any issues. Other systems that interface to finance have been individually tested and in most cases an alternative process has been identified.

     Our Human Resource programs are handled by the internal staff, and we can draw upon our own resources to fix any program, or more likely reporting, issues that arise. Since the number of reports and frequency of change of the reports is very low, resolution times are forecasted to be very quick. Reports for marketing and sales are similarly impacted and resolvable.

     We are actively tracking the latest updates to Microsoft's operating systems, as well as the various Unix variants. Additionally, Oracle and MS SQL database updates are applied on a routine basis to ensure compliance. Should a failure in any of the base code be determined, we will work with these vendors to resolve the issues.

     Tools and programming aids used by our staff to create our solutions are kept at current operating levels, but in the event of an issue, alternative tools are available, and in most cases our staff is trained to use the preferred tool as well as the alternative products. We anticipate virtually no issues in this regard. However, we have tested these systems and feel confident in our primary tool selections.

     Similarly, the products used in the creation of the creative process have been tested, and alternatives made available. Since the creative toolkit is changing quickly, many selections for alternative products are available.

                                    PART II.

                                OTHER INFORMATION

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

     b.   Reports on Form 8-K:

          We filed a current report on Form 8-K on July 6, 1999, announcing the amendment of our agreement to provide services to Merrill Lynch, Pierce, Fenner & Smith Incorporated.

* Incorporated by reference to Proxicom's registration statement on Form S-1, SEC file no. 333-72297.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROXICOM, INC.


Date:  November 12, 1999               /s/ Kenneth J. Tarpey
                                       ---------------------
                                       Kenneth J. Tarpey
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer (duly authorized to
                                       sign on behalf of the Registrant)