Form 10-K
period 1999-12-31
PROXICOM INC
filed 2000-03-30
CIK 1070052

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from ______ to ______


                         Commission File Number: 0-25741

                                 PROXICOM, INC.

      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                                                52-1770631
        --------------------------------------------                 ----------------------------------
               (State or other jurisdiction of                                 (I.R.S. Employer
               incorporation or organization)                                Identification No.)



                 11600 Sunrise Valley Drive
                         Reston, VA                                                 20191
        --------------------------------------------                 ----------------------------------
          (Address of principal executive offices)                                (Zip Code)

       Registrant's telephone number, including area code: (703) 262-3200

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
       -----------------------------------------------------------------
                                 Title of Class


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 24, 2000, is $1,232,190,709.

      As of March 24, 2000, there were 53,737,000 shares of common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.

                      TABLE OF CONTENTS

                                                                                               PAGE

PART I

              Item 1.    Business..........................................................       2
              Item 2.    Properties........................................................      17
              Item 3.    Legal Proceedings.................................................      18
              Item 4.    Submission of Matters to a Vote of Security Holders...............      18

PART II

              Item 5.    Market for Registrant's Common Equity and
                         Related Stockholder Matters.......................................      19
              Item 6.    Selected Financial Data...........................................      20
              Item 7.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...............................      21
              Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........      28
              Item 8.    Financial Statements and Supplementary Data.......................      29
              Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure...............................      29

PART III

              Item 10.   Directors and Executive Officers of the Registrant................      30
              Item 11.   Executive Compensation............................................      30
              Item 12.   Security Ownership of Certain Beneficial Owners
                         and Management....................................................      30
              Item 13.   Certain Relationships and Related Transactions....................      30

PART IV       Item 14.   Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K.......................................................      31

SIGNATURES.................................................................................      33

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................................     F-1


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the information incorporated by reference in it include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Important factors that could cause our actual results to be materially different from our expectations include those discussed under the caption "Business -- Risk Factors." We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS.

     In January 2000, Proxicom's Board of Directors approved a two-for-one stock split in the form of a stock dividend paid on February 24, 2000 to the stockholders of record on February 9, 2000. Information in this report with respect to common shares and common share prices reflects the stock split.

OVERVIEW

     Proxicom is a leading provider of Internet solutions to Global 1000 companies and other large organizations. Since 1994, we have focused exclusively on the Internet and have successfully completed over 800 client engagements.

     Our Internet solutions have included

     - business-to-consumer electronic commerce Internet sites for Calphalon Corporation, Marriott International and Owens Corning;

     - business-to-business electronic commerce extranets for Harman International, Mercedes-Benz Credit Corp. and McKessonHBOC; and

     - company-specific intranets for GE Plastics, Hoffmann-La Roche, Inc. and Merrill Lynch & Co., Inc.

     We apply our proprietary methodology, the Proxicom Process, in all of our client engagements. Using the Proxicom Process, we integrate strategy, technology and creative design to help our clients transform their businesses with Internet solutions.

INDUSTRY BACKGROUND

     The Internet presents opportunities to transform businesses and entire industries as organizations exploit its potential to extend and enhance their business activities. Companies are using the Internet to communicate and transact business on a one-to-one basis with existing customers and to target and acquire new customers. At the same time, companies are using the Internet to collaborate with their supply-chain partners, enable electronic commerce and manage distribution relationships. The Internet has also allowed businesses to identify new product and service offerings that extend and complement their core markets. As a result, organizations are investing in the strategic use of Internet solutions to transform their core business and technology strategies.

     Faced with growing competition, deregulation and globalization, companies are increasingly looking to the Internet to help build competitive advantage. Much as client/server technologies opened information access within organizations in the late 1980s, the Internet now offers the potential for organizations to extend their businesses beyond traditional limits. The Internet extends the business role of technology from employee-focused productivity enhancement to customer-focused revenue generation, raising the importance and complexity of new technology deployment.

     Successful adoption of the Internet in this new context poses strategic, technical and creative design challenges. Alignment of business and Internet strategies requires an understanding of how the Internet transforms relationships between businesses and their internal organizations, customers and business partners. Also, companies facing technology investment decisions often need outside expertise to prioritize and stage alternative investment options. For these investments to succeed, companies must also be able to integrate new Internet applications with their existing systems. Finally, a successful solution requires that the Internet application, particularly the user interface, be engaging and easy to use.

     Few businesses have the range of skills necessary to successfully transform the way they use technology and implement Internet solutions. Moreover, it is difficult to find these skills externally in the supply-constrained Internet professional services market. Even if businesses obtain skills in all three of the strategy, technology and creative disciplines, they often have little experience coordinating them to exploit fully the Internet and other advanced technologies.

     The combination of these factors is creating a significant and growing demand for Internet professional services. International Data Corp., a technology industry research firm, forecasts that the market for Internet and electronic commerce professional services worldwide will grow from $4.6 billion in 1997 to $54 billion by 2002. Forrester Research, Inc., another technology industry research firm, estimates the market for Internet and electronic commerce professional services will grow from $10.6 billion in 1999 to $78.6 billion by 2003. These projections represent a compound annual growth rate of more than 50% over these periods. Forrester Research predicts that the Internet will be one of the fastest-growing areas within the information technology services industry. While business-to-consumer solutions are expected to continue to be a large part of the Internet and electronic commerce services market, business-to-business solutions will represent a growing percentage of the overall market as companies externalize their internal processes. According to Forrester Research, Inc., business-to-business sales will increase to $2.7 trillion in 2004.

     Vendors addressing the Internet professional services market can be broadly divided into four major categories:

     - Large systems integrators provide technology expertise across a wide range of offerings.

     - Specialty systems integrators offer more focused expertise related to specific components of Internet-based solutions.

     - Strategy consulting firms help companies define business models that allow their customers to successfully use the Internet as a new channel to reach customers and suppliers.

     - Internet professional services providers bring creative, technology or strategy expertise related to the Internet together in a single firm. Different firms will place varying degrees of emphasis in these three areas of expertise.

Proxicom believes organizations are increasingly searching for a single-source professional services firm that can deliver integrated strategy, technology and creative design skills specifically for the Internet. We believe firms in the Internet professional services providers category, such as Proxicom, best meet this demand. Furthermore, Proxicom believes that organizations will increasingly look to Internet solutions providers that can leverage industry best practices, increase predictability of success for Internet solutions and decrease risks associated with implementation.

PROXICOM'S SOLUTION

     Proxicom is an Internet solutions provider that focuses on creating business value for its clients. Proxicom's solution has five essential elements:

     -    integrated Internet strategy, technology and creative design services;

     -    industry and business domain expertise;

     -    in-depth Internet and advanced technologies expertise;

     -    a structured methodology, the Proxicom Process; and

     -    knowledge management and knowledge sharing infrastructure.

     INTEGRATED INTERNET STRATEGY, TECHNOLOGY AND CREATIVE DESIGN SERVICES

     Proxicom delivers its solutions through collaborative, multi-disciplinary teams that apply the collective strengths of their strategy, technology and creative design professionals. Proxicom believes that this approach results in coordinated planning among its professionals from all three disciplines, a challenge that many organizations struggle to address. Proxicom's delivery process fosters collaboration within its multi-disciplinary teams to help clients achieve internal cooperation among previously independent business functions. Proxicom believes its multi-disciplinary approach results in better, more efficient Internet solutions in which business and communications strategies are consistently balanced with the opportunities and capabilities of Internet technologies.

     INDUSTRY AND BUSINESS DOMAIN EXPERTISE

     Over the course of more than 800 engagements since 1994, Proxicom has gained significant expertise in specific industries and types of business solutions. Proxicom's expertise provides clients with a clear vision of the Internet's potential to improve their business processes and competitive positions. Proxicom organizes its delivery of services into vertical industry groups: energy and telecommunications, financial services, retail and manufacturing and service industries. Through strategic hires and numerous engagements, Proxicom has developed significant knowledge and expertise in its targeted industries. Proxicom complements its industry specialization with expertise in cross-industry solution areas such as electronic commerce, supply chain management and interactive marketing. Proxicom leverages its experience in these industries and solution areas across the entire company through best practices as well as proprietary solution frameworks, software tools and components to provide clients the full value of Proxicom's industry and business domain expertise.

     IN-DEPTH INTERNET AND ADVANCED TECHNOLOGY EXPERTISE

     Proxicom has developed an in-depth understanding of the specific challenges of deploying Internet solutions. Proxicom is expert at building, extending and complementing technologies that have the ability to transform businesses. Proxicom helps its clients utilize leading-edge technologies and minimize the expenses associated with hiring, training and retaining scarce information technology skill sets. Because Proxicom's expertise is not limited to a single technology or architecture, Proxicom is able to help clients choose the appropriate technology to provide the best long-term business solution.

     PROXICOM PROCESS: PROPRIETARY METHODOLOGY AND MANAGED RISK

     The Proxicom Process is Proxicom's proprietary methodology for managing client engagements that integrates strategy, technology and creative design services. The Proxicom Process emphasizes an iterative development cycle with multiple incremental releases to incorporate user feedback and to keep pace with the Internet's ongoing technological changes. The four phases of the Proxicom Process' development cycle are (a) Define Internet Strategy,

(b) Design Solution, (c) Develop Solution and (d) Deploy Solution. Using the Proxicom Process, Proxicom structures projects tightly and offers mostly time-and-materials and some fixed-price, fixed-timeframe engagements as is most appropriate for the project. Proxicom's approach improves quality of delivery and alignment of an Internet initiative with a client's business. This approach is geared toward minimizing the risk of technical or competitive obsolescence faced by companies using the Internet.

     KNOWLEDGE MANAGEMENT AND KNOWLEDGE SHARING INFRASTRUCTURE

     Through the Proxicom Process, Proxicom continuously incorporates the multi-disciplinary knowledge gained in Proxicom's engagements. This intellectual capital is tracked and stored in Proxicom's corporate intranet through Proxicom's Digital Network of Assets, or "DNA" , which acts as an integrated knowledge management repository. DNA is a solutions library that facilitates the dissemination of intellectual capital across Proxicom. Additionally, Proxicom's intranet serves as an internal project management system that captures detailed information on the resources required to achieve specific tasks on a project. In this way, Proxicom's clients can benefit from industry best practices as well as Proxicom's experiences. DNA and the project management system improve Proxicom's ability to predict project completion requirements and increase the reusability of its intellectual capital, thereby reducing risk for its clients. Proxicom's "boot camp" orientation and training program for all new employees also facilitates knowledge sharing.

PROXICOM'S GROWTH STRATEGY

     Proxicom's strategy is to build upon its position as a leading provider of transformational Internet solutions that add significant and measurable business value to Global 1000 companies and other large organizations. The following are the key elements of Proxicom's strategy.

     LEVERAGE EXISTING CLIENTS

     Proxicom believes it must continue to satisfy its customers. A strong track record of delivering high quality Internet solutions often increases the amount, scope and sophistication of services requested by existing clients. This reinforces Proxicom's growing reputation as an innovative provider of mission-critical Internet solutions. Proxicom also believes that maintaining a reputation for delivering innovative Internet solutions and client satisfaction will increase its ability to attract new clients through increased referral-driven sales and strong references.

     FURTHER PENETRATE AND BROADEN OUR VERTICAL MARKETS

     Proxicom believes that its expertise in specific industry dynamics and solutions considerably enhances its ability to help companies apply the Internet to gain competitive advantage. In each of its vertical industry groups, Proxicom employs industry experts, pursues targeted sales and marketing, develops industry-specific offerings and capitalizes on referrals from existing clients. Proxicom will continue to emphasize this focus and seek to expand the scope of its industry expertise.

     CONTINUE GEOGRAPHIC EXPANSION

     Proxicom believes that expanding geographically will increase its ability to attract and better service clients. Proxicom has already established offices in Reston, VA, San Francisco, CA, New York, NY, Munich, Germany, Sausalito, CA, Chicago, IL, Houston, TX, Los Angeles, CA and London, England. All of these offices have contributed to Proxicom's continued ability to attract large clients. Proxicom plans to continue establishing offices in key geographic locations through an integrated process of organic growth and targeted acquisitions.

     Proxicom has also entered into agreements with Ericsson Telecommunicazioni SpA and Iberdola SA pursuant to which it has made investments in joint venture companies. Through these joint venture companies, Proxicom is delivering its Internet consulting services in both Italy and Spain.

     HIRE AND RETAIN SKILLED PROFESSIONALS

     Proxicom believes its delivery of integrated strategy, technology and creative design services distinguishes it from other Internet professional services providers. To deliver these services, Proxicom must hire and retain skilled professionals in all three disciplines and continue to foster collaboration among them. Proxicom has a dedicated organizational development team that initiates and oversees the training and development of Proxicom's professionals. Key organizational development initiatives include a "boot camp" orientation and training program for all new employees and "Proxicom University," which provides ongoing technical and project management classes as well as career path management and guidance. Proxicom is committed to recruiting and hiring quality professionals and to maintaining a culture that motivates its staff while cultivating collaboration and retention.

     EVOLVE THE PROXICOM PROCESS

     Proxicom believes that continued evolution of the Proxicom Process will strengthen its competitive position. Proxicom enhances the Proxicom Process by incorporating best practices identified over numerous engagements. This enables clients to benefit from Proxicom's cumulative experience. Proxicom will continue to refine and enhance the Proxicom Process to enable continued delivery of high quality solutions to clients on time and on budget.

     LEVERAGE TECHNOLOGY PARTNERSHIPS

     Proxicom believes its relationships with leading technology vendors, such as America Online, Inc. and Microsoft Corporation, will provide increased visibility and sales opportunities. Proxicom's status as a Microsoft Certified Solution Provider Partner has yielded considerable sales opportunities. Proxicom has also formed strategic alliances with leading hosting and co-location providers, such as Intel Online Services. Proxicom is committed to furthering these relationships and building other strategic partnerships that can contribute to its growth.

PROXICOM'S SERVICES

     Proxicom's range of Internet solutions includes business-to-consumer electronic commerce Internet sites, business-to-business electronic commerce extranets and company-specific intranets. Proxicom's solutions may also extend a packaged application to the Internet. Proxicom provides Internet solutions through an integrated set of strategy, technology and creative design services. Proxicom sells and delivers its solutions through its vertical industry groups. Through these vertical groups, Proxicom leverages its experience, best practices and sales and delivery skills across clients with similar needs.

     STRATEGY

     Proxicom uses its business and interactive marketing strategy services to align a client's Internet strategy with its business and marketing goals. Business strategy services include business case development, business process consulting and competitive benchmarking. Interactive marketing strategy services focus on understanding our clients' customers, competitors, target markets and opportunities, and advising them on appropriate strategies to take advantage of the Internet. Proxicom works with clients to evolve, understand and analyze business and marketing goals, operational methods and success criteria. Proxicom's industry and solution expertise contributes significantly to its ability to create Internet strategies that offer distinct competitive advantage.

     TECHNOLOGY

     Proxicom develops Internet solutions that exploit the latest proven technologies to transform business processes. Proxicom has extensive experience providing technology implementation services, including systems and network architecture design, custom application development, legacy and third party software integration, as well as technology advisory services. Proxicom is experienced at designing, developing and deploying mission-critical Internet solutions and integrating these applications with legacy systems to capitalize on existing technology investments.

     CREATIVE DESIGN

     Proxicom's creative design services address navigation, layout, information architecture, personalization and branding. Proxicom's creative design services also ensure that its Internet solutions have direct, immediate and relevant appeal and utility. As the Internet has become an important point of contact with customers, employees and business partners, the user interface of these applications is an increasingly visible component of a company's brand and identity. Proxicom creates Internet solutions that maximize the ease and quality of experience for a variety of users.

THE PROXICOM PROCESS

     Proxicom delivers its services using a proprietary multi-phase methodology called the Proxicom Process, which serves as a roadmap to define, develop and manage Internet solutions. Using the Proxicom Process, Proxicom structures projects tightly and offers mostly time-and-materials and some fixed-price, fixed-timeframe engagements as is most appropriate for the project. The iterative nature of the Proxicom Process enables Proxicom to refine applications through the extensive use of prototypes and phased application releases. Proxicom also uses the Proxicom Process to reduce the time-to-market of a deployed solution. The Proxicom Process fully integrates working groups and emphasizes collaboration between the Proxicom team and the client.

     Proxicom uses the Proxicom Process to manage project scope and client expectations and to deliver solutions on time and on budget. The Proxicom Process offers mechanisms for rapid adoption of best practices and reinforces consistent quality across all projects. It provides for quality assurance with unit, integration and system testing procedures throughout design, development and deployment to ensure quality delivery and client satisfaction. The Proxicom Process also aggregates and replenishes the intellectual capital of Proxicom's entire organization, thereby leveraging Proxicom's cumulative experience. Proxicom continually seeks to evolve the Proxicom Process by identifying best practices during project reviews with Proxicom's delivery teams and clients.

     All of Proxicom's client engagements utilize the Proxicom Process, which Proxicom customizes to suit specific project needs. The inclusion, timing and cost of any phase will depend on the type of solution and the scope of work. The Proxicom Process is scalable and may be used effectively for projects of all sizes. The following are the phases of the Proxicom Process:

     DEFINE INTERNET STRATEGY

     The scope of the Define Internet Strategy phase ranges from defining an Internet vision for the client's overall business to developing a strategy for a specific Internet solution or offering. The Internet vision is a business strategy engagement where Proxicom assesses the client's opportunities to leverage the Internet both as a technology and as a profitable business medium. The Internet vision engagement often involves Proxicom's interactive marketing and strategy disciplines, which assess market opportunities and competition. For a specific Internet solution, the Define Internet Strategy deliverables examine the strategic objectives of the solution, how its success will be measured, and how the solution will be marketed, launched and publicized.

     The Define Internet Strategy phase also determines the scope and nature of the engagement and articulates the project's tactical and strategic objectives. Project scope and nature are determined by documenting business, function, technical and creative requirements. Project objectives are refined over the course of multiple working sessions with the client. This phase results in a project plan outlining tasks, deliverables and key milestones, which are translated into a detailed contractual agreement for the next phases of the engagement. The plan includes detailed cost estimates as well as organizational roles and responsibilities for Proxicom, the client and other parties.

     DESIGN SOLUTION

     The Design Solution phase uses rapid prototyping techniques in an iterative fashion to determine and refine application requirements and specifications. A multi-disciplinary team works in tandem with the client to translate the business, marketing, technical and creative requirements of the solution into a cohesive design. This phase generally has four major parts.

     - Creative Design Composition. Content and information for the solution are defined and organized. The look and feel of the solution is designed in a series of detailed site flow compositions that show page content, navigation and links. Proxicom works closely with the client to coordinate the brand image and advertising campaigns on an ongoing basis.

     - Technical Architecture Definition. The solution is analyzed from a technical viewpoint, including the development, test and operational architectures required. The technical, application and data architectures of the solution are documented, addressing the requirements for hardware, software and network environments, databases and third-party products.

     - Specification and Prototype Development. Rapid prototyping is used to construct portions of the solution. A visual prototype is used to define page style, layout, information architecture and navigation. Functional prototypes are used to test complex processing requirements and the effectiveness of the application and data architectures. This iterative process enables the client to review and refine the application as it takes shape during the development process.

     - Testing, Documentation and Training. Detailed plans are developed to address requirements for solutions testing at all development stages, creation of necessary on-line and printed documentation for users and administrators, and training programs for customers and solution users.

     DEVELOP SOLUTION

     The Develop Solution phase involves the creation of a production-ready solution by developing necessary software and creative components, and completing systems integration activities. Unit and integration testing and quality assurance procedures are incorporated throughout the development process to verify that the solution conforms to the design specifications. Testing is performed across multiple browsers and environments to ensure uniform accessibility.

     DEPLOY SOLUTION

     Following completion of integration testing activities in the development environment, the solution is staged to the production environment where it undergoes a final system test of security, performance and reliability. Once the client gives final approval of the developed solution, Proxicom works with the client through release and rollout. This work may include system migration, data conversion and training. Marketing programs build awareness of the solution and ensure the solution meets business goals.

SALES AND MARKETING

     Proxicom's sales and marketing activities are aligned with its vertical industry groups. Each vertical industry group vice president is responsible for developing Proxicom's business within each respective industry, targeting new clients and cultivating repeat business with existing clients. Proxicom believes that its vertical approach is a differentiating factor during the sales process, as it demonstrates Proxicom's understanding of the client's specific business and technology issues. Proxicom's sales approach is highly consultative and involves industry and solutions experts who draw on their practical experiences with other clients that have faced similar challenges. Proxicom also assigns senior client executives to strategic accounts to support and expand client relationships.

     Proxicom has 15 dedicated direct sales professionals to support the vertical industry groups. These professionals are assigned to specific geographic regions in order to maximize responsiveness to clients. They work jointly with the vertical industry groups to secure new opportunities and manage the sales process. Service directors responsible for delivery collaborate with the sales professionals to form a joint sales approach for identifying and winning follow-on business.

     Proxicom's marketing efforts are designed to create brand recognition and demand for Proxicom's services. Proxicom's nine person marketing team is organized to provide support for each vertical industry group. Marketing programs include promoting customer success stories, creating industry and solution specific campaigns, advertising, pursuing public relations opportunities and promoting Proxicom's executives for speaking opportunities and Proxicom-sponsored event management.

     Proxicom complements its internal sales and marketing efforts with selected industry partnerships. Several Internet product vendors, such as Microsoft Corporation, America Online, Inc., Oracle Corporation and BroadVision, Inc., and high-end hosting vendors, such as Intel Online Services, recommend Proxicom services to their clients. See "--Marketing and Technology Relationships."

CLIENTS

     As of December 31, 1999, we had approximately 163 ongoing client engagements. In 1999, our five largest clients accounted for approximately 36% of our revenue. Our two largest clients in 1999, Merrill Lynch and General Motors, contributed approximately 14.7% and 7.7%, respectively, of our revenue.

     Within each vertical group, Proxicom targets Global 1000 companies and other large organizations. The following is a representative sample of Proxicom's current clients.


ENERGY AND TELECOMMUNICATIONS            RETAIL AND MANUFACTURING
Aramco Services Company                  Calphalon Corporation
Buckeye Pipe Line Company L.P.           GAP, Inc.
GE Plastics                              General Motors Corp.
KN Energy, Inc.                          Harman International Industries, Inc.
Iberdola SA                              Hoffmann-La Roche, Inc.
Pacific Gas and Electric Company         McKessonHBOC
TransCanada Pipelines Ltd.               NewSub Services, Inc.
Transport4                               Owens Corning
                                         Wyeth-Ayerst Laboratories
                                         Play Co. Toys, Inc.

FINANCIAL SERVICES
American International Group, Inc.       SERVICE INDUSTRIES
GE Capital Corporation                   America Online, Inc.
Kemper Insurance Companies               Marriott International, Inc.
Mercedes-Benz Credit Corp.               Travel Planners
Merrill Lynch & Co., Inc.                Ziff-Davis Inc.
BMW Financial Services GmbH              Prudential California Realty



MARKETING AND TECHNOLOGY RELATIONSHIPS

     Proxicom complements its internal sales and marketing efforts with formal and selected industry partnerships. A number of Internet product vendors, including Microsoft Corporation, America Online, Inc. and Oracle Corporation, and high-end hosting providers, including Intel Online Services and Exodus Communications, Inc., recommend Proxicom services to their clients. In addition, Proxicom began in 1999 to build partnerships with wireless technology companies, including Ericsson Professional Services and Aether Systems, Inc., to provide Proxicom with the technology and partners to develop mobile e-business strategy, applications development and operations for our client base.

     Proxicom has arrangements with a number of technology vendors to obtain privileged access to their technologies. By establishing these alliances, Proxicom has broadened its client base and gained access to pre-release technology, which enables it to maintain leading-edge technical skills. Our partners have provided advance versions of their technologies to Proxicom. Obtaining the validation by industry leaders such as Microsoft and America Online has added considerably to Proxicom's visibility, credibility and brand image.

     Proxicom has been a Microsoft Certified Solution Provider Partner since 1995, when it began actively cultivating a broad base of Microsoft products, skills and certifications. In the spring of 1998, Proxicom was promoted to Solutions Provider Partner, the highest level within that program. The Solution Provider Partner program provides Internet-specific technical assistance. Through this program, Microsoft and Proxicom conduct joint marketing efforts, training programs and sales initiatives, in particular targeting Proxicom's specialty industries.

     In February 2000, Proxicom announced an agreement with Aether Systems, Inc., a provider of wireless data services and systems, to provide comprehensive wireless Internet solutions to Fortune 1000 companies. Under the terms of the alliance, Aether and Proxicom will both receive preferred support and access to each other's technology and resources. The two companies will jointly develop, test and deploy custom wireless e-business platforms and solutions.

     In December 1999, Proxicom signed an agreement with Ericsson Professional Services and Consulting, a U.S. Market Unit of LM Ericsson, to establish a strategic alliance to deliver comprehensive mobile e-business solutions to the U.S. corporate market.

     In October 1999, Proxicom signed an agreement with Intel Online Services, Inc., a subsidiary of Intel Corporation, to establish a preferred relationship for integrated hosting and Internet solutions development. Under the agreement, Proxicom will receive preferred support and access to Intel Online Services' marketing, solution validation and technology resources, and Intel Online Services will be the preferred hosting provider for Proxicom's Internet engagements. In addition, under the agreement, Proxicom will engage in joint marketing activities with Intel Online Services and will work with Intel Online Services to define a standard development and hosting platform for Internet solutions.

     In July 1999, Proxicom entered into an agreement with affiliates of Iberdrola SA pursuant to which Proxicom made a 19.9% investment in a Spanish joint venture company, named Kristina, Services de Internet, SA. Proxicom contributed approximately $1.4 to fulfill its initial share capital obligation. Affiliates of Iberdrola SA own the remaining 80.1% interest. Kristina, Services de Internet, SA provides Internet solutions to Spain-based businesses. The initial share capital of Kristina, Services de Internet, SA was approximately $7.4 million, which Proxicom and the affiliates of Iberdrola SA contributed in proportion to their shareholder percentage interests.

     In March 1999, Proxicom entered into an agreement with Ericsson Telecommunicazioni SpA pursuant to which Proxicom made a 19.9% investment in an Italian joint venture company. Proxicom contributed $336,000 to fulfill its initial share capital obligation. Ericsson owns the remaining 80.1% interest. Proxicom provides Internet solutions to Italian-based businesses through the joint venture company.

PERSONNEL AND CULTURE

     As of December 31, 1999, Proxicom had 692 employees. Of these, 568 were consulting and service delivery professionals, and 124 were management and administrative personnel performing marketing, sales, human resources, finance, accounting, legal, internal information systems and administrative functions.

     Proxicom believes that its ability to provide integrated business strategy, technology and creative design services is dependent upon the continuation of its culture of mutual respect among the three disciplines. As a result, Proxicom's employees and its culture are fundamental to the value proposition it offers clients. Proxicom's culture is predicated on personal integrity, open communications, collaboration and professional development. Proxicom fosters an entrepreneurial spirit that attracts talented professionals, creates innovative solutions and provides the opportunity for every individual to succeed.

     Proxicom has a particular emphasis on recruiting and retaining people with leading-edge technical skills and project management experience. Proxicom has been very successful with internal referral-driven recruiting, which has accounted for nearly one-third of its hires to date. Proxicom continues to encourage employee referrals with monetary incentives. Proxicom has developed a structured recruiting program, including a staff of dedicated recruiters tasked with bringing in experienced professionals, MBA and college hires, and maintains a tracking database of potential candidates. Proxicom runs a year-round internship program with several leading undergraduate and MBA programs.

     In addition to recruiting, Proxicom is committed to employee training and retention. Proxicom has a dedicated organizational development team that initiates and oversees the training and development of Proxicom's professionals. Key organizational development initiatives include a week-long "boot camp" orientation and training program for all new employees and "Proxicom University," which provides ongoing technical and project management classes as well as career path management and guidance. To support its internal initiatives for employee development, Proxicom has also instituted programs such as tuition reimbursement and external training. Proxicom plans to continue to invest in attracting the best employees and in maintaining a low turnover rate.

     None of Proxicom's employees is represented by a labor union, nor has Proxicom ever experienced a work stoppage. Proxicom believes its employee relations are good.

COMPETITION

     The market for Proxicom's services is subject to rapid technological change and increased competition from large existing players, new entrants and internal information systems groups. Traditional players competing in this space can be broken down into four major categories -- large systems integrators (e.g., International Business Machines Corporation, Andersen Consulting and Computer Sciences Corporation), specialty systems integrators (e.g., Cambridge Technology Partners, Inc. and Sapient Corporation), strategy consulting firms (e.g., McKinsey & Company, Inc. and Boston Consulting Group, Inc.), and Internet professional services providers (e.g., USWeb/CKS, Viant Corporation, Scient Corporation and iXL Enterprises, Inc.) -- many of which have considerably more financial resources, marketing depth and name recognition than Proxicom. Occasionally Proxicom competes with newer entrants including interactive marketing firms (e.g., Agency.com, Ltd., Modem Media.Poppe Tyson, Inc., Organic, Inc. and Razorfish, Inc.). Proxicom expects future consolidation in the Internet professional services market to create larger, more viable competitors. Potential clients' internal information systems groups also compete with Proxicom.

     Proxicom believes the principal competitive factors in the Internet professional services market include Internet expertise and talent, client references, integrated strategy, technology and creative design services, quality, pricing, speed of service delivery and vertical industry knowledge. Proxicom believes it competes favorably with respect to these factors. Proxicom believes it is in a good position to attract talent with its growth and an entrepreneurial culture. Proxicom believes it offers its clients a unique combination of integrated strategy, technology and creative design services. In addition, Proxicom believes it has established itself as a leader in Internet-specific industry and domain expertise. Through its quality delivery and its attention to client satisfaction, Proxicom has created a strong track record of customer successes. Proxicom believes the market will continue to offer significant opportunity for multiple players.

INTELLECTUAL PROPERTY RIGHTS

     Proxicom's success is dependent, in part, upon its proprietary Proxicom Process, its solution components, and other intellectual property rights. We do not have any patents or patent applications pending. Proxicom relies on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws to protect its proprietary rights. Existing trade secret and copyright laws afford us only limited protection. Proxicom enters into confidentiality agreements with its employees, generally requires that its consultants and clients enter into such agreements, and limits access to and distribution of Proxicom's proprietary information. There can be no assurance that the steps Proxicom has taken in this regard will be adequate to deter misappropriation of its proprietary information or that Proxicom will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

     Proxicom's business generally involves the development of software applications for specific client engagements. Ownership of such software is frequently assigned to the client, with Proxicom retaining a license or other contractual rights for limited uses.

RISK FACTORS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those projected in our forward-looking statements.

     WE ARE GROWING QUICKLY. FUTURE GROWTH OF OUR BUSINESS COULD MAKE IT DIFFICULT TO MANAGE OUR RESOURCES.

     Our business is growing substantially, both through increased sales and recent acquisitions. For instance, our revenue has increased from $1.5 million in 1994 to $82.7 million in 1999. Our rapid growth has stretched, and could continue to stretch, our resources. We expect that we will need to continue to hire and retain management personnel and other employees. Our management has limited experience managing a business of Proxicom's size or a public company.

      In order to manage our growth effectively, we must establish offices in new geographic locations, set fixed-price fees accurately, maintain high employee utilization rates, maintain project quality and successfully negotiate rates, particularly if the average size of our projects continues to increase.

     Our performance may depend on the effective integration of acquired businesses. This integration, even if successful, may be expensive and time consuming and could strain our resources.

     WE MAY NOT BE ABLE TO HIRE AND RETAIN HIGHLY SKILLED EMPLOYEES, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

     To succeed, we must hire, train, motivate, retain and manage employees who are highly skilled in the Internet and its rapidly changing technology. Because of the recent and rapid growth of the Internet, individuals who have Internet expertise and can perform the services we offer are scarce. Competition for these individuals, therefore, is intense. We might not be able to hire enough of them or to train, motivate, retain and manage the employees we do hire. This could hinder our ability to complete existing projects and bid for new projects. In addition, because the competition for qualified employees in the Internet industry is intense, hiring, training, motivating, retaining and managing employees with the strategic, technical and creative skills we need is both time-consuming and expensive.

     OUR FINANCIAL RESULTS WILL FLUCTUATE FROM PERIOD TO PERIOD DEPENDING ON VARIOUS BUSINESS FACTORS.

     Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including

     -    the number, size, timing and scope of our projects;

     -    customer concentration;

     -    long and unpredictable sales cycles;

     -    contract terms of projects;

     -    degrees of completion of projects;

     -    project delays or cancellations;

     -    competition for and utilization of employees;

     -    how well we estimate the resources we need to complete projects;

     -    the integration of acquired businesses;

     -    pricing changes in the industry; and

     - economic conditions specific to the Internet and information technology consulting.

     A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in our projects or in our employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe you should not compare our quarter-to-quarter operating results to predict our future performance.

     We have generally realized lower revenue in the first quarter of the year than in the other quarters. We believe that this has been due primarily to client budget cycles and the short-term nature of our contracts.

     WE FAILED TO GENERATE CASH FROM OPERATIONS DURING 1998 AND COULD FAIL TO GENERATE CASH FROM OPERATIONS IN THE FUTURE.

     We did not generate cash from operations in 1998 largely due to the expansion of our business. That year, we also increased the number of our Internet solutions professionals and support personnel. We also incurred expenses in connection with mergers. We plan to continue to expand and develop our business, both internally and possibly through future acquisitions. This could cause us to fail to generate cash from operations in the future.

     WE HAVE A NUMBER OF SIGNIFICANT CLIENTS. IF WE LOSE A MAJOR CLIENT OR SIGNIFICANT PROJECT, OUR REVENUES COULD BE ADVERSELY AFFECTED.

     We generate much of our revenue from a limited number of major clients. As a result, if we lose a major client or large project, our revenues could be adversely affected. In 1999, for example, our two largest clients, Merrill Lynch and General Motors, accounted for approximately 14.7% and 7.7% respectively, of our revenue. During 1999, our five largest clients contributed approximately 36% of our revenue.

     We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of a particular quarter's total revenue. If we lose any major clients or any of our clients cancel or significantly reduce a large project's scope, our business, financial condition and results of operations could be materially and adversely affected. Also, if we fail to collect a large account receivable, we could be subjected to significant financial exposure.

     WE HAVE MANY SHORT-TERM CONTRACTS THAT CAN BE CANCELLED WITHOUT PENALTY. IF CLIENTS TERMINATE CONTRACTS WITH US ON SHORT NOTICE, OUR RESULTS OF OPERATIONS COULD SUFFER.

     Our contracts with clients are generally short-term. Also, most clients can reduce or cancel their contracts for our services without penalty and with little or no notice. If a significant client or a number of small clients terminate, significantly reduce or modify business relationships with us, our business, financial condition and results of operations could be materially and adversely affected. Consequently, you should not predict or anticipate our future revenue based on the number of clients we have or the number and size of our existing projects. When a client postpones, modifies or cancels a project, we have to shift our employees to other projects and minimize the resulting adverse impact on our operating results. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice.

     IF WE FAIL TO MEET OUR CLIENTS' EXPECTATIONS, WE COULD DAMAGE OUR REPUTATION AND HAVE DIFFICULTY ATTRACTING NEW BUSINESS.

     Many of our projects are complex and critical to our clients. As a result, if we fail or are unable to meet a client's expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that client or others. If we fail to perform adequately on a project, a client could sue us for economic damages.

     WE MAY NOT COMPETE SUCCESSFULLY WITH OUR COMPETITORS, WHICH COULD RESULT IN REDUCED REVENUES.

     We compete in markets that are new, intensely competitive and rapidly changing. We may not compete successfully with our competitors. We currently compete for client assignments and experienced personnel principally with large and specialty systems integrators, strategy consulting firms and Internet professional services providers. Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do.

     Our markets have relatively low barriers to entry. We expect to continue to face competition from new market entrants, including interactive marketing firms.

     Competition in our market is based primarily on the following factors:

     -    Internet expertise and talent;

     -    quality, pricing and speed of service delivery;

     -    client references;

     -    integrated strategy, technology and creative design services; and

     -    vertical industry knowledge.

     Some competitive factors are outside of our control. These factors include our competitors' hiring and retention of senior staff, development of software that is competitive with our products and services and response to client needs.

     LACK OF GROWTH OR DECLINE IN INTERNET USAGE COULD CAUSE OUR BUSINESS TO SUFFER.

     We have derived most of our revenue from projects involving the Internet. The Internet is new and rapidly evolving. Our business will be adversely affected if Internet usage does not continue to grow. A number of factors may inhibit Internet usage. These factors include inadequate network infrastructure, security concerns, inconsistent service quality and lack of cost-effective, high-speed service. On the other hand, if Internet usage grows, the Internet infrastructure may not support the demands this growth will place on it. The Internet's performance and reliability may decline. In addition, outages and delays have occurred throughout the Internet network infrastructure and have interrupted Internet service. If these outages or delays occur frequently in the future, Internet usage could grow more slowly or decline.

     We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

     -    security;

     -    cost and ease of Internet access;

     -    intellectual property ownership;

     -    privacy;

     -    taxation; and

     -    liability issues.

Any costs we incur because of these factors could materially and adversely affect our business, financial condition and results of operations.

     IF WE FAIL TO KEEP PACE WITH CHANGING TECHNOLOGIES, WE MAY LOSE CLIENTS.

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. If we cannot keep pace with these changes, our business could suffer. The Internet's recent growth and intense competition in our industry exacerbate these characteristics. To achieve our goals, we need to develop strategic business and Internet solutions that keep pace with continuing changes in industry standards, information technology and client preferences. We will have to improve the performance features and reliability of our services to adapt to rapidly changing technologies. Also, as part of our business strategy, we reuse elements of our Internet solutions for which there is repeat customer demand. We could incur substantial costs if we need to modify our reusable solutions to adapt to technological changes.

     IF WE LOSE THE SERVICES OF OUR FOUNDER, CHAIRMAN AND CHIEF EXECUTIVE OFFICER RAUL J. FERNANDEZ, OR OTHER KEY PERSONNEL, OUR BUSINESS AND STOCK PRICE COULD SUFFER.

     Our future success depends in large part on the continued services of a number of our key personnel, including our founder, Chairman and Chief Executive Officer, Raul J. Fernandez. We have no employment contract with Mr. Fernandez or many of our other key personnel. The loss of the services of Mr. Fernandez or any of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. We might not be able to prevent key personnel, who may leave our employ in the future, from disclosing or using our technical knowledge, practices or procedures. One or more of our key personnel might resign and join a competitor or form a competing company.
As a result, we might lose existing or potential clients.

     WE DEPEND ON INTELLECTUAL PROPERTY WHICH MAY BE DIFFICULT TO PROTECT. THIS COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

     Our success depends, in part, upon our intellectual property rights. We do not have any patents or patent applications pending. Existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may not be able to license those technologies on reasonable terms, or at all.

     Generally, we develop software applications for specific client engagements. We generally assign software ownership to the client and retain only a license for limited uses. Issues relating to ownership of and rights to use software applications and frameworks can be complicated. We may become involved in disputes that affect our ability to resell or reuse these applications and frameworks. Also, we may have to pay economic damages in these disputes.

     FUTURE ACQUISITIONS OR INVESTMENTS COULD DISRUPT OUR ONGOING BUSINESS, DISTRACT OUR MANAGEMENT AND EMPLOYEES, INCREASE OUR EXPENSES AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We have made three material acquisitions and investments in two joint ventures in the last 24 months. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company's personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of Proxicom could be reduced.

     THE MARKET PRICE OF OUR STOCK MAY FLUCTUATE WIDELY.

     The market price of our common stock could fluctuate substantially due to:

     -  future announcements concerning us or our competitors;

     -  quarterly fluctuations in operating results;

     -  announcements of acquisitions or technological innovations; or

     -  changes in earning earnings estimates or recommendations by analysts.

In addition, the stock prices of many technology companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuations in our common stock's market price may affect our visibility and credibility in the Internet solutions market.

     WE HAVE STARTED EXPANDING OUR BUSINESS OVERSEAS. OUR INTERNATIONAL EXPANSION COULD RESULT IN FINANCIAL LOSSES DUE TO CHANGES IN FOREIGN ECONOMIC CONDITIONS AS WELL AS FLUCTUATIONS IN CURRENCY AND EXCHANGE RATES.

     We expect to expand our international operations and international sales and marketing efforts. Recently, we commenced operations in Germany and England and began servicing clients in Spain and Italy. We have limited experience in marketing, selling and distributing our services internationally. International operations are subject to other inherent risks, including the following:

     -    recessions in foreign economies;

     -    political and economic instability;

     -    fluctuations in currency exchange rates;

     -    difficulties and costs of staffing and managing foreign operations;

     -    potentially adverse tax consequences;

     -    reduced protection for intellectual property rights in some countries;

     -    changes in regulatory requirements; and

     -    reductions in business activity during the summer months in Europe.

NON-DIRECTOR EXECUTIVE OFFICERS OF PROXICOM

     The following is a list of the executive officers of Proxicom, who are not also directors of Proxicom, together with biographical summaries of their experience. Executive officers serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of March 24, 2000.

     Heiner Rutt, age 49, has served as President of Proxicom since February 2000. Prior to joining Proxicom, Mr. Rutt had an extensive career with Boston Consulting Group (BCG). From 1997 to 2000, he served as the Chair of BCG's operation in the Americas. Prior to this position, Mr. Rutt served as a senior BCG executive in Europe, building the German and European practice and serving on a number of world-wide committees.

     Larry D. Clark, age 42, has been Executive Vice President, Services since March 1998. Prior to joining Proxicom, from May 1992 until March 1998, Mr. Clark held various executive positions with MCI Systemhouse Corporation, the systems integration, technology development and information technology outsourcing arm of MCI Communications Corp., where he was, most recently, Vice President and General Manager of the United States East Region and was responsible for managing the company's East Region business unit. From 1990 until 1992, Mr. Clark was a Senior Engagement Manager at McKinsey & Company, Inc., a consulting firm. Prior to that, Mr. Clark held various management positions with The Information Consulting Group and Andersen Consulting.

     Michael A. Pusateri, age 47, has been Executive Vice President, Sales and Marketing since June 1999. Prior to joining Proxicom, Mr. Pusateri served as Vice President of Interactive Sales and Marketing for Marriott International, Inc. Prior to that, from 1986 to 1989, Mr. Pusateri was Corporate Director of Interbrand Marketing for Holiday Corporation.

     Kenneth J. Tarpey, age 47, has been Executive Vice President and Chief Financial Officer of Proxicom since March 1997. Prior to joining Proxicom, from August 1996 until March 1997, Mr. Tarpey served as Vice President and Chief Financial Officer of Nat Systems International, Inc., a developer and vendor of software application development tools. From April 1995 to August 1996, Mr. Tarpey served as Vice President, Finance, Chief Financial Officer, Treasurer and Assistant Secretary of SQA, Inc., a developer and marketer of automated quality testing software products. From November 1989 to April 1995, Mr. Tarpey held various executive positions at Symbolics, Inc., a hardware and software company, including Chairman of the board of directors, President, Chief Executive Officer and Chief Financial Officer.

     Christopher Capuano, age 38, has been Senior Vice President, Corporate Development of Proxicom since October 1999. Prior to this position, from June 1996, Mr. Capuano was General Counsel of Proxicom. Mr. Capuano has served as Proxicom's Corporate Secretary since June 1996 and was a member of Proxicom's Board of Directors from August 1996 until August 1998. Prior to joining Proxicom, from 1993 until June 1996, Mr. Capuano was a Manager and Senior Manager with Price Waterhouse LLP. From 1994 to 1997, Mr. Capuano was also an Adjunct Professor of Law at Georgetown University Law Center. Mr. Capuano was associated previously with the law firm of Willkie, Farr & Gallagher.

ITEM 2.  PROPERTIES.

     Proxicom's headquarters and principal administrative, finance, legal, sales and marketing operations are located in approximately 65,000 square feet of leased office space in Reston, VA. Proxicom's lease is for a term of seven years and expires on July 13, 2002. Mario M. Morino, one of our stockholders and a member of our board of directors, beneficially owns the building. Proxicom also leases office space in San Francisco, CA, New York, NY, Munich, Germany, London, England, Chicago, IL, Sausalito, CA, Houston, TX and Los Angeles, CA. Proxicom expects that it will need additional space as it expands its business and believes that it will be able to obtain space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

Proxicom is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Proxicom's common stock has been quoted on The Nasdaq National Market under the symbol PXCM since Proxicom's initial public offering on April 19, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of our common stock as reported on The Nasdaq National Market (as adjusted for our two-for-one stock split effected on February 24, 2000).

                        1999                                                 HIGH          LOW
                        ----                                                 ----          ---
               Second Quarter (beginning April 19, 1999)................   $  13.88        $  8.50
               Third Quarter ...........................................   $  33.00        $ 12.50
               Fourth Quarter...........................................   $  64.25        $ 24.63

     On March 24, 2000, the last reported sale price of our common stock on The Nasdaq National Market was $48.50. As of March 24, 2000, there were 182 holders of record of our common stock.


DIVIDEND POLICY

     With the exception of distributions that three current Proxicom subsidiaries made before Proxicom acquired them, Proxicom has never declared or paid any cash dividends on its capital stock. Proxicom intends to retain future earnings, if any, to finance the expansion of its business and does not expect to pay any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables contain selected consolidated financial data as of December 31 for each of the years 1995 through 1999 and for each of the years in the five-year period ended December 31, 1999. The selected consolidated financial data for each of the years in the five-year period ended December 31, 1999 have been derived from Proxicom's audited Consolidated Financial Statements. The selected financial data are qualified by reference to, and should be read in conjunction with, Proxicom's consolidated financial statements and the notes to those financial statements, included elsewhere in this report.


                                                                            YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------
                                                          1995          1996          1997          1998           1999
                                                       ----------    ----------    ----------    ----------    ----------
                                                                        (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.............................................   $    6,273    $   13,372    $   28,452   $    44,006    $   82,688
Cost of revenue.....................................        2,757         5,085        12,736        24,928        43,561
                                                       ----------    ----------    ----------    ----------    ----------
Gross profit........................................        3,516         8,287        15,716        19,078        39,127
                                                       ----------    ----------    ----------    ----------    ----------
Operating expenses:

  General and administrative........................        2,177         5,746        10,180        16,397        28,650
  Selling and marketing.............................          244           670         1,710         2,919         5,553
  Research and development..........................           --           404           961           692            --
  Acquisition and merger costs......................           --            --            --         2,886           300
  Stock-based and other compensation (1)............           --             8            44        18,308           434
                                                       ----------    ----------    ----------    ----------    ----------
     Total..........................................        2,421         6,828        12,895        41,202        34,937
                                                       ----------    ----------    ----------    ----------    ----------
Income (loss) from operations.......................        1,095         1,459         2,821       (22,124)        4,190
Interest income (expense), net......................            5            55            80          (121)        2,770
                                                       ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes...................        1,100         1,514         2,901       (22,245)        6,960
Income tax provision (benefit)......................          294           185           330          (900)        2,936
                                                       ----------    ----------    ----------    ----------    ----------
Net income (loss)...................................          806         1,329         2,571       (21,345)        4,024
Non-cash dividend on beneficial conversion
  of convertible preferred stock....................           --            --            --            --        (4,873)
                                                       ----------   ----------     ----------   -----------    -----------
Net income (loss) available to common
 stockholders.......................................   $      806   $    1,329     $    2,571    $  (21,345)   $     (849)
                                                       ==========   ==========     ==========    ==========    ===========
Basic net income (loss) per common share............   $     0.03   $     0.05     $     0.10    $    (0.73)   $    (0.02)
                                                       ==========   ==========     ==========    ==========    ===========
Diluted net income (loss) per common share..........   $     0.03   $     0.05     $     0.08    $    (0.73)   $    (0.02)
                                                       ==========   ==========     ==========    ==========    ===========

Weighted average common shares outstanding..........       27,546       27,480         26,748        29,152        44,532
                                                       ==========   ==========     ==========    ==========    ===========

Weighted average common shares and common
 share equivalents..................................       27,546       28,620         34,256        29,152        44,532
                                                       ==========    =========     ==========     =========     ==========


                                                                                  DECEMBER 31,
                                                       -----------------------------------------------------------------
                                                           1995         1996          1997          1998          1999
                                                       ----------    ----------    ----------    ----------    ----------
                                                                                 (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ..........................    $     802    $   1,160     $   2,343      $   2,586    $ 113,819
Working capital ....................................          693        5,808         7,534          1,927      132,045
Total assets .......................................        2,463        8,985        16,317         22,551      160,114
Stockholders' equity ...............................        1,131        7,344        10,496          6,629      143,259

--------------------------
(1) Stock-based and other compensation in 1998 was associated with a merger transaction with IBIS Consulting and includes (a) a $17.2 million non-cash charge relating to the elimination of a repurchase requirement for formula stock; (b) $1.0 million in cash bonus payments required under the historical IBIS Consulting plan; and (c) a $100,000 non-cash charge relating to rights to receive stock granted by ad hoc Interactive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Our revenue generally consists of fees generated from professional services. We provide our services on a time and materials basis and fixed-price, fixed-timeframe basis. When we provide services on a time and materials basis, we recognize revenue as we incur costs. In time and materials service situations, we also use our estimation process and a Proxicom senior management member approves these proposals. When we provide services on a fixed-fee, fixed-timeframe basis, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity. A Proxicom management member must approve all of our fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined.

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

     As of March 26, 1999, Proxicom merged with ad hoc Interactive, Inc., a California-based Internet solutions provider, by exchanging 1,659,542 shares of Proxicom common stock and rights to receive 78,666 shares of Proxicom common stock for all of the outstanding stock and stock rights of ad hoc Interactive. Proxicom incurred acquisition and merger costs of $300,000 in connection with this transaction. In August 1998, Proxicom completed a merger with IBIS Consulting, Inc. by exchanging 9,976,594 shares of Proxicom common stock for all the common stock of IBIS Consulting. In addition, IBIS Consulting options were converted into options to purchase 690,068 shares of Proxicom common stock. Proxicom incurred acquisition and merger costs of $2.8 million and stock-based and other compensation expense of $18.2 million associated with IBIS Consulting. In connection with this transaction, the president of IBIS Consulting was elected to Proxicom's board of directors. In January 1998, Proxicom completed a merger with Square Earth, Inc. by exchanging 1,069,998 shares of Proxicom common stock for all the common stock of Square Earth. In addition, Square Earth options were converted into options to purchase 82,948 shares of Proxicom common stock. Proxicom incurred acquisition and merger costs of $130,000 in connection with this transaction. Proxicom accounted for each of these transactions as a pooling of interests. All prior period consolidated financial statements have been restated to include ad hoc Interactive's, IBIS Consulting's and Square Earth's results of operations, financial position and cash flows.

     In March 1999, Proxicom signed an agreement with Ericsson Telecommunicazioni SpA. Under the agreement, Proxicom made a 19.9% investment in an Italian joint venture company. This investment is accounted for on a cost basis of accounting. In June 1999, the Company contributed $336,000 to fulfill its initial share capital obligation. Ericsson owns the remaining 80.1% interest. Proxicom provides Internet solutions to Italian-based businesses through the joint venture company.

      In July 1999, Proxicom signed an agreement with affiliates of Iberdrola SA. Under the agreement, Proxicom purchased 19.9% of a Spanish joint venture company, named Kristina, Services de Internet, SA. This investment is accounted for on a cost basis of accounting. In late July 1999, Proxicom contributed approximately $740,000 to fulfill one half of its initial share capital obligation. In March 2000, Proxicom contributed approximately $697,000 to fulfill the second half of its initial share capital obligation. Affiliates of Iberdrola SA own the remaining 80.1% interest. Kristina, Services de Internet, SA provides Internet solutions to Spain-based businesses. The initial share capital of Kristina, Services de Internet, SA was approximately $7.4 million, which Proxicom and the affiliates of Iberdrola SA contributed in proportion to their shareholder percentage interests.

     On September 24, 1999, Proxicom and General Electric Company entered into a Master Services Agreement. Under this agreement, General Electric has agreed to have Proxicom perform Internet services for fees totaling no less than $6.0 million during the 12-month period ending September 24, 2000. As part of the agreement, Proxicom issued General Electric a warrant to purchase 300,000 shares of common stock at an exercise price of $24.94 per share, the closing price of the common stock on the date of the agreement. The value of the warrant has been reflected as a reduction to the related contract revenue. In February 2000, General Electric exercised this warrant and received net 156,122 shares of common stock of the Company.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                          1997           1998           1999
                                                                          ----           ----           ----
Revenue..............................................................     100.0%        100.0%         100.0%
Cost of revenue......................................................      44.8          56.6           52.7
                                                                           ----          ----           ----
Gross profit.........................................................      55.2          43.4           47.3
                                                                           ----          ----           ----
Operating expenses:

  General and administrative.........................................      35.8          37.3           34.6
  Selling and marketing..............................................       6.0           6.6            6.7
  Research and development...........................................       3.4           1.6             --
  Acquisition and merger costs.......................................        --           6.5            0.4
  Stock-based and other compensation.................................       0.1          41.6            0.5
                                                                           ----          ----           ----
     Total...........................................................      45.3          93.6           42.2
                                                                           ----          ----           ----
Income (loss) from operations........................................       9.9         (50.2)           5.1
Interest income (expense), net.......................................       0.3          (0.3)           3.3
                                                                           ----          -----          ----
Income (loss) before income taxes....................................      10.2         (50.5)           8.4
Income tax provision (benefit).......................................       1.2          (2.0)           3.5
                                                                           ----          -----          ----
Net income (loss)....................................................       9.0%        (48.5)%          4.9%
                                                                            ===          ======          ===

1999 COMPARED TO 1998

     Revenue. In 1999, revenue increased by $38.7 million, or 87.9%, to $82.7 million from $44.0 million in 1998. This increase in 1999 was attributable to a 100% increase in the number of engagements compared to 1998. The overall size of each engagement remained consistent compared to the year ended December 31, 1998. Our largest client contributed 14.7% of our revenue for the year ended December 31, 1999. No other individual client contributed 10% or more for the year ended December 31, 1999. For the year ended December 31, 1998, our two largest clients contributed 14.2% and 13.2% of our revenue. No other individual client contributed 10% or more for the year ended December 31, 1998. We believe that period-to-period comparisons of our revenue and operating results are not meaningful and that you should not rely on these comparisons as indicators of future performance.

     Cost of Revenue. Cost of revenue consists primarily of compensation and associated employee benefits for personnel directly assigned to client projects, non-research and development efforts and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. Cost of revenue increased $18.6 million, or 74.7%, to $43.6 million in 1999 from $24.9 million in 1998. The increase was due primarily to increases in the number of personnel needed to service our client engagements. Service project personnel increased from 340 at December 31, 1998 to 568 at December 31, 1999. As a percentage of revenue, cost of revenue decreased to 52.7% during 1999 as compared to 56.6% during 1998.

     Gross Profit. In 1999, gross profit increased $20.0 million, or 105.1%, to $39.1 million from $19.1 million in 1998. The gross profit dollar increase reflects an increase in revenue during the year ended December 31, 1999. As a percentage of revenue, gross profit increased to 47.3% during 1999 as compared to 43.4% during 1998. The percentage increase reflects increased overall billing rates and improvements in gross profit per billable consulting and delivery personnel.

     General and Administrative. General and administrative costs consist of salaries for executive and selected senior management, finance, recruiting, administrative groups and associated employee benefits, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel and all other branch and corporate costs. These costs increased $12.3 million, or 74.7%, to $28.7 million in 1999 from $16.4 million in 1998. This increase was due primarily to increased facilities and related expenses incurred to support our growth. Approximately 20% of the increase is attributable to increased personnel cost for the year ended December 31, 1999. As a percentage of revenue, general and administrative expenses decreased to 34.6% in 1999 as compared to 37.3% in 1998. We wrote off $283,000 in doubtful accounts in 1999. We believe the current allowance for doubtful accounts balance of $655,000 is sufficient for other doubtful accounts.

     Selling and Marketing. Selling and marketing costs consist primarily of salaries, benefits and travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs increased $2.6 million, or 90.2%, to $5.6 million in 1999 from $2.9 million in 1998. Approximately 25% of this increase was attributable to increased marketing and promotion initiatives for the year ended December 31, 1999. The remainder was primarily due to increases in the number of sales and marketing personnel. As a percentage of revenue, selling and marketing costs increased to 6.7% during 1999 from 6.6% during 1998.

     Research and Development. Research and development costs, primarily software development, consist of salaries assigned directly to research and development projects, associated employee benefits and direct expenses incurred to complete research projects, including non-employee consulting. Given the sale of the software product rights, no research and development costs were incurred in 1999. Research and development costs for 1998 were $692,000. During 1998, we charged all of our costs for research and development to operations as incurred. We did this because the period between technological feasibility and general release was relatively short and the costs incurred during this period were not significant.

     Acquisition and Merger Costs. We incurred charges of approximately $300,000 in 1999 for costs associated with the ad hoc Interactive transaction. We incurred charges of approximately $2.9 million in 1998 for costs associated with the Square Earth and IBIS Consulting transactions. These transaction costs related to professional fees and other direct expenses.

     Stock-based and Other Compensation. We incurred charges of $434,000 in 1999 for costs associated with various stock rights and stock options issued for less than fair market value under the historical ad hoc Interactive and IBIS Consulting plans. We incurred charges of $18.3 million in 1998 for costs associated with our IBIS Consulting and ad hoc Interactive transactions. Of these charges, $17.2 million related to the elimination of a repurchase requirement for formula stock options and $1.0 million consisted of cash bonus payments required under the historical IBIS Consulting plan.

     Interest Income (Expense), Net. Interest income (expense), net increased $2.9 million to interest income of $2.8 million in 1999 from interest expense of $121,000 in 1998. This increase was due primarily to interest income earned on proceeds raised in our initial and follow-on public offerings during 1999. Interest expense of $102,000 was offset by interest income of $2.9 million earned during 1999. We generally invest in the highest-rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

     Income Tax Provision (Benefit). The $2.9 million income tax provision in 1999 represents combined federal and state income taxes at an effective rate of 42.2%. The $900,000 income tax benefit in 1998 represents a benefit from combined federal and state income taxes at an effective rate of 4.0%, or 18.0% excluding the $17.3 million non-deductible stock-based compensation charge. Our effective tax rate was favorably impacted in both 1998 and 1999 by the transactions with Square Earth, IBIS Consulting and ad hoc Interactive, which were Subchapter S corporations with pass-through tax status before the transactions.

1998 COMPARED TO 1997

     Revenue. In 1998, revenue increased $15.5 million, or 54.7%, to $44.0 million from $28.5 million in 1997. This increase in revenue reflects increases in both the size and number of our client engagements. Approximately 65.0% of this increase is attributable to increased engagement size and the remainder is attributable to increased numbers of engagements. IBIS Consulting accounted for $8.9 million, or 59.0%, of the increase in Proxicom's 1998 revenues. Square Earth's contribution was not separately accounted for because its operations were fully integrated into ours following the merger in January 1998.

     Cost of Revenue. Cost of revenue increased $12.2 million, or 95.7%, to $24.9 million in 1998 from $12.7 million in 1997. The increase during 1998 was due primarily to increases in the number of personnel needed to service these engagements and the related complexity of the engagements. Approximately 76.0% of the increase was attributable to personnel cost increases. Service project personnel increased from 216 at December 31, 1997 to 340 at December 31, 1998. We usually do not fully utilize our consulting and delivery personnel on billable projects during their initial months of employment. During this time, they undergo training and become integrated into our operations. Additionally, in 1998, we re-deployed engineers who were active in developing and enhancing replicable frameworks. During this transition phase, the engineer utilization was lower due to start-up requirements. Also, during the second half of 1998, due to market conditions, customer demand in our financial services and energy industry groups softened, which adversely affected service utilization. As a percentage of revenue, cost of revenue increased to 56.6% during 1998 as compared to 44.8% during 1997.

     Gross Profit. In 1998, gross profit increased $3.4 million, or 21.4%, to $19.1 million from $15.7 million in 1997. The gross profit dollar increase reflects the increase in revenue during 1998. As a percentage of revenue, gross profit decreased to 43.4% during 1998 as compared to 55.2% during 1997. The percentage decrease reflects reduced overall utilization of consulting and delivery personnel as discussed in the cost of revenue section.

     General and Administrative. General and administrative costs increased $6.2 million, or 61.1%, to $16.4 million in 1998 from $10.2 million in 1997. This increase was due primarily to increases in personnel and facilities and related costs due to expanded leasing commitments in Reston, VA, New York, NY, San Francisco, CA and the establishment of new offices in Chicago, IL and Munich, Germany to support the internal growth of our operations. Approximately 68.0% of the increase is attributable to the facilities and related cost increases. As a percentage of revenue, general and administrative expenses increased to 37.3% in 1998 as compared to 35.8% in 1997. We wrote off $959,000 in doubtful accounts in 1998, which included approximately $600,000 from disputes with two customers. We believe the current allowance for doubtful accounts balance of $669,000 is sufficient for other doubtful accounts.

     Selling and Marketing. Selling and marketing costs increased $1.2 million, or 70.7%, to $2.9 million in 1998 from $1.7 million in 1997. Approximately 59.0% of this increase was due to marketing program expenditures and the remaining increase was due to increased personnel-related costs incurred in sales promotion efforts. As a percentage of revenue, selling and marketing increased to 6.6% during 1998 from 6.0% during 1997.

     Research and Development. Research and development costs decreased $269,000, or 28.0%, to $692,000 in 1998 from $961,000 in 1997. We attribute this decrease to our re-deploying engineers and technicians active in developing and enhancing replicable frameworks to client service projects during the third quarter of 1998. For 1998 and 1997, we charged all of our costs for research and development to operations as incurred. We did this because the period between technological feasibility and general release was relatively short and the costs incurred during this period were not significant.

     Acquisition and Merger Costs. We incurred charges of approximately $2.9 million in 1998 for costs associated with the Square Earth and IBIS Consulting transactions. These transaction costs related to professional fees and other direct expenses. We did not record any such expenses for the year ended December 31, 1997 because we did not acquire any entities during that year.

     Stock-based and Other Compensation. We incurred charges of $18.3 million in 1998 for costs associated with our IBIS Consulting and ad hoc Interactive transactions. Of these charges, $17.2 million related to the elimination of a repurchase requirement for formula stock options and $1.0 million consisted of cash bonus payments required under the historical IBIS Consulting plan. For the year ended December 31, 1997 we incurred charges of $44,000 for stock rights issued for less than fair market value under the historical ad hoc Interactive plan.

     Interest Income (Expense), Net. Interest income (expense), net decreased $201,000, or 251.3%, to interest expense of $121,000 in 1998 from interest income of $80,000 in 1997. This decrease was due primarily to interest expense we incurred from borrowings under our lines of credit during 1998 to support our internal growth. Interest expense of $238,000 was offset by interest income of $117,000 earned during 1998. We generally invest in U.S. Government treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

     Income Tax Provision (Benefit). Operating losses generated in 1998 were carried back for tax purposes creating a tax benefit. The $900,000 income tax benefit in 1998 represents a benefit from combined federal and state income taxes at an effective rate of 4.0%, or 18.0% excluding the $17.3 million non-deductible stock-based compensation charge. Income tax expenses of $330,000 in 1997 represented combined federal and state income taxes at an effective rate of 11.4%. Our effective tax rate was favorably impacted in both 1997 and 1998 by the transactions with Square Earth, IBIS Consulting and ad hoc Interactive, which were Subchapter S corporations with pass-through tax status before the transactions.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. We derived this data from unaudited consolidated financial statements, and, in the opinion of our management, they include all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial results for the periods. Results of operations for any previous fiscal quarter do not necessarily indicate what results may be for any future period.


                                                                     THREE MONTHS ENDED
                                                                     ------------------

                                   MAR. 31,   JUN. 30,     SEP. 30,    DEC. 31,    MAR. 31,      JUN. 30,     SEP. 30,    DEC. 31,
                                     1998       1998         1998        1998        1999          1999         1999       1999
                                  ---------- ----------  -----------  ----------  -----------   ----------  ------------ ---------
                                                                   (DOLLARS IN THOUSANDS)
Revenue........................   $  8,043   $ 10,508    $  12,568     $ 12,887    $ 13,254      $ 16,221    $  23,592   $ 29,621
Cost of revenue................      4,653      5,690        7,036        7,549       7,792         8,911       12,070     14,788
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Gross profit...................      3,390      4,818        5,532        5,338       5,462         7,310       11,522     14,833
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Operating expenses:

 General and administrative....      3,326      4,266        4,384        4,421       4,562         5,596        7,833     10,659
 Selling and marketing.........        712        651          916          640         650           787        1,696      2,420
 Research and development......        228        220          244           --          --            --          --          --
 Acquisition and merger
   costs.......................        130         --        2,756           --         300            --          --          --
 Stock-based and other
   compensation................         15         42       18,211           40         117           108          106        103
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
       Total...................      4,411      5,179       26,511        5,101       5,629         6,491        9,635     13,182
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Income (loss) from
 operations....................     (1,021)      (361)     (20,979)         237        (167)          819        1,887      1,651
Interest income (expense),
 net...........................         43        (26)         (66)         (72)        (65)          476          701      1,658
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Income (loss) before income
 taxes.........................       (978)      (387)     (21,045)         165        (232)        1,295        2,588      3,309
Income tax provision
 (benefit).....................       (491)      (452)        (132)         175         (84)          531        1,066      1,423
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Net income (loss)..............   $   (487)  $     65    $ (20,913)    $    (10)   $   (148)     $    764    $   1,522   $  1,886
                                  ========   ========    =========     ========    ========      ========    =========   ========
AS A PERCENTAGE OF  REVENUE:

Revenue........................      100.0%     100.0%       100.0%       100.0%      100.0%        100.0%       100.0%     100.0%
Cost of revenue................       57.9       54.1         56.0         58.6        58.8          54.9         51.2       49.9
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Gross profit...................       42.1       45.9         44.0         41.4        41.2          45.1         48.8       50.1
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Operating expenses:

 General and administrative....       41.4       40.6         34.9         34.3        34.4          34.5         33.2       36.0
 Selling and marketing.........        8.8        6.2          7.3          5.0         4.9           4.9          7.2        8.2
 Research and development......        2.8        2.1          1.9           --          --            --           --         --
 Acquisition and merger
   cost........................        1.6         --         21.9           --         2.3            --           --         --
 Stock-based and other
   compensation................        0.2        0.4        144.9          0.3         0.9           0.6          0.4        0.4
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
       Total...................       54.8       49.3        210.9         39.6        42.5          40.0         40.8       44.6
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Income (loss) from
 operations....................      (12.7)      (3.4)      (166.9)         1.8        (1.3)          5.1          8.0        5.5
Interest income (expense),
 net...........................        0.5       (0.3)        (0.5)        (0.5)       (0.5)          2.9          3.0        5.6
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Income (loss) before income
 taxes.........................      (12.2)      (3.7)      (167.4)         1.3        (1.8)          8.0         11.0       11.1
Income tax provision
 (benefit).....................       (6.1)      (4.3)        (1.0)         1.4        (0.7)          3.3          4.5        4.8
                                  --------   --------    ---------     --------    --------      --------    ---------   --------
Net income (loss)..............       (6.1)%      0.6%      (166.4)%       (0.1)%      (1.1)%         4.7%         6.5%       6.3%
                                  ========   ========    =========     ========    ========      ========    =========   ========

     We have generally realized lower revenue in the first quarter of the year than in the other quarters. We believe that this has been due primarily to client budget cycles and the short-term nature of our contracts.

LIQUIDITY AND CAPITAL RESOURCES

     In October 1998, Proxicom entered into a $10.0 million revolving credit facility with Bank of America, N.A., as amended in November 1999, to be used for working capital purposes and permitted acquisitions. The interest rate on amounts borrowed under the credit agreement is the Eurodollar Daily Floating Rate plus 1.25%. The credit facility expires on August 31, 2000 and will renew automatically for one additional year at the sole discretion of Bank of America, N.A. The credit facility requires Proxicom to maintain liquid assets of at least $10.0 million. As of the date of this report, Proxicom had no outstanding borrowings under the credit facility.

     At December 31, 1999, the Company had approximately $113.8 million in cash and cash equivalents and $5.8 million in short-term investments. For the period ended December 31, 1999, net cash provided by operating activities and financing activities was approximately $2.0 million and $118.1 million, respectively. Net cash used in investing activities was approximately $9.0 million.

     Unbilled services decreased $2.4 million from $4.3 million at December 31, 1998 to $1.9 million at December 31, 1999. This decrease was primarily due to a shift to more engagements billed on a time and materials basis rather than fixed price arrangements.

     Capital expenditures of approximately $2.1 million, $1.8 million and $3.4 million for 1997, 1998 and 1999, respectively, were used primarily for computer equipment, office equipment and leasehold improvements related to Proxicom's growth. Capital expenditures for 2000 are expected to be approximately $10 million and will be made principally for computer equipment, internally used software purchases and leasehold improvements to support our growth.

     In February 1999, Proxicom completed the sale of 1,218,333 shares of Series D convertible preferred stock for $7.3 million. At the closing of Proxicom's initial public offering, all of these shares converted into common stock on a one-for-one basis and subsequently adjusted for the Company's two-for-one stock split. Proxicom was required to take a $4.9 million charge to additional paid-in capital for the difference between the conversion feature and the estimated fair value of the underlying common stock. Although not reflected on the statement of operations, the charge was reflected as a reduction to income and earnings per share available for common stockholders.

     In connection with the issuance of Series A convertible preferred stock, Proxicom issued warrants to purchase 1,011,378 shares of Series A convertible preferred stock. The warrants were exercised for a purchase price of $8.0 million on April 13, 1999, and the shares of Series A convertible preferred stock issued upon their exercise were converted into shares of common stock on a one-for-one basis immediately before Proxicom closed its initial public offering of securities and subsequently adjusted for the Company's two-for-one stock split.

      On April 23, 1999, Proxicom completed its initial public offering of securities. After deducting expenses, Proxicom received approximately $46.9 million in proceeds from this transaction. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 1,350,000 shares of common stock at the offering's $6.50 per share offering price. Proxicom received approximately $8.2 million in proceeds from this option, which was exercised on May 21, 1999.

     On October 14, 1999, Proxicom completed another underwriten public offering of its securities. After deducting expenses, Proxicom received approximately $49.0 million in proceeds from this transaction.

     Proxicom anticipates that existing sources of liquidity and funds generated from operations should provide adequate cash to fund its currently anticipated cash needs through at least the next 18 months. To the extent Proxicom is unable to fund its operations from cash flows, it may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, such financing will be obtainable on terms favorable to Proxicom.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. The Company has no derivative or hedging activity in any of the periods presented.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

YEAR 2000

     To date the Company has experienced no significant adverse effects related to the Year 2000 computer issue. All important internal information technology systems made a seamless transition into the Year 2000 and there were no notable problems with equipment or systems which may have been affected by faulty embedded chips or other Year 2000 problems. The Company is not aware of any significant Year 2000 problems at any of its vendors.

     The Company implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems which required modification or upgrade to be made Year 2000 compliant.

     Prior to December 31, 1999, the Company completed contingency plans for critical individual information technology systems and non-informational technology systems for implementation. As of March 2000, the Company has not experienced any adverse effects of its systems. Furthermore, our management believes that the Year 2000 risk will not pose significant future operational problems for Proxicom computer systems. However, there is no guarantee that the Company's Year 2000 program, including consulting with third parties, will avoid any future material adverse effects on the Company's operations, customer relations or financial condition. The Company's total cost of its Year 2000 program was approximately $325,000 as of March 20, 2000. However, there is no guarantee that additional cost will not be incurred.

INFLATION

     Proxicom does not believe that inflation has had a significant impact on Proxicom's consolidated operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Proxicom is exposed to interest rate risk related to its borrowings under the credit facility with Bank of America, N.A. There were no borrowings outstanding under the credit facility as of December 31, 1999.

      The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and debt agreements. The Company's investment policy calls for investment in short-term, low risk instruments. At December 31, 1999, the Company had $119.6 million invested in commercial paper. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Company manages its exposure to interest rate risk through investing in securities with maturities of one year or less.

      The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived 1.0%, 6.8% and 8.0% of its revenues for 1997, 1998 and 1999, respectively, from services performed in Germany, Italy and Spain. Since the revenue and expenses of the Company's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Company to currency translation risk with respect to the reported results of its foreign operations as well as to risk sometimes associated with international operations. In addition, the Company may be subject to currency risk when the Company's service contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts. Germany, Spain and Italy have traditionally had relatively stable currencies. The Company does not hedge its foreign currency exposure. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Proxicom, including Proxicom's consolidated balance sheets as of December 31, 1999 and 1998, and consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997, and notes to consolidated financial statements, together with a report thereon of PricewaterhouseCoopers LLP, dated January 26, 2000, except as to the stock split discussed in Note 1 which is as of February 24, 2000, are filed as part of this report and appear on pages F-1 through F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information responsive to this Item is incorporated herein by reference to Proxicom's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information responsive to this Item is incorporated herein by reference to Proxicom's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information responsive to this Item is incorporated herein by reference to Proxicom's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information responsive to this Item is incorporated herein by reference to Proxicom's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following Consolidated Financial Statements and report of independent public accountants appear on pages F-2 through F-23 of this report and are incorporated by reference in Part II, in Item 8:

               Report of Independent Accountants.

               Consolidated Balance Sheets as of December 31, 1999 and 1998.

               Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

               Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the Consolidated Financial Statements of Proxicom or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this report or are incorporated herein by reference:

                                  EXHIBIT INDEX

         3.1+     Restated Certificate of Incorporation of the Registrant

         3.2+     Bylaws of the Registrant

         4.1+     Form of Common Stock Certificate of the Registrant

         10.1+ Preferred Stock and Warrant Purchase Agreement, dated August 30, 1996, among the Registrant, General Atlantic Partners 34, L.P. and GAP Coinvestment Partners, L.P.

         10.2+ Preferred Stock Purchase Agreement, dated February 20, 1997, among the Registrant, General Atlantic Partners 34, L.P., GAP Coinvestment Partners, L.P., FBR Venture Capital Managers, Inc. and The Mario M. Morino Trust

         10.3+ Preferred Stock Purchase Agreement, dated November 24, 1997, between the Registrant and General Electric Capital Corporation

         10.4+ Preferred Stock Purchase Agreement, dated February 1, 1999, among the Registrant, Jack Kemp, Theodore J. Leonsis, John McKinley, The Washington Post Company, General Atlantic Partners 52, L.P., GAP Coinvestment Partners II, L.P., The Mario M. Morino Trust and GE Capital Equity Investments, Inc.

         10.5+ Third Amended and Restated Registration Rights Agreement, dated February 1, 1999, among the Registrant, General Atlantic Partners 34, L.P., General Atlantic Partners 52, L.P., GAP Coinvestment Partners, L.P., GAP Coinvestment Partners II, L.P., Raul Fernandez, The Mario M. Morino Trust, FBR Venture Capital Managers Inc., General Electric Capital Corporation, GE Capital Equity Investments, Inc., Brenda Wong, Scott McDonald, Vincent Hoenigman, Jack Kemp, Theodore J. Leonsis, John McKinley, and The Washington Post Company

         10.6+    Proxicom, Inc. 1996 Stock Option Plan

         10.7+    Proxicom, Inc. 1997 Stock Option Plan for Non-employee
                  Directors

         10.8+    Proxicom, Inc. Employee Stock Purchase Plan

         10.9+ Lease Agreement, dated July 14, 1997 between Sunrise Limited Partnership and the Registrant

         10.10+ Secured Credit Agreement, dated as of October 30, 1998, between the Registrant and NationsBank, N.A.

         10.11* Amendment to Secured Credit Agreement, dated as of October 30, 1998, between the Registrant and NationsBank, N.A.

         10.12+   Severance Agreement between the Registrant and Christopher
                  Capuano

         10.13+   Severance Agreement between the Registrant and Larry Clark

         10.14+   Severance Agreement between the Registrant and Kenneth
                  J. Tarpey

         10.15* Fourth Amended and Restated Registration Rights Agreement, dated September 24, 1999, among the Registrant and the stockholders named therein

         10.16 Amendment to Secured Credit Agreement, dated as of November 29, 1999, between the Registrant and Bank of America (formerly NationsBank, N.A.)

         21.1+    Subsidiaries of the Registrant

         23.1     Consent of PricewaterhouseCoopers LLP

         27.1     Financial Data Schedule

----------

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-72297, dated April 19, 1999.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-87671, dated October 1, 1999.

(b)  Reports on Form 8-K.

            None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Reston, Commonwealth of Virginia, on March 29, 2000.

                                       PROXICOM, INC.

                                       By:   /s/ RAUL J. FERNANDEZ
                                             ---------------------------------
                                             Raul J. Fernandez
                                             Chairman, President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.


                    NAME                                          TITLE                                            DATE
                    ----                                          -----                                            ----
/s/ RAUL J. FERNANDEZ
-----------------------------                Chairman, President and Chief Executive Officer
Raul J. Fernandez                                     (Principal Executive Officer)                                March 29, 2000

/s/ BRENDA WAGNER
-----------------------------
Brenda Wagner                              Senior Vice President, Human Resources and Director                     March 29, 2000

/s/ KENNETH J. TARPEY                    Executive Vice President, Chief Financial Officer and Treasurer
-----------------------------
Kenneth J. Tarpey                             (Principal Financial and Accounting Officer)                         March 29, 2000

/s/ DAVID C. HODGSON
-----------------------------
David C. Hodgson                                                Director                                           March 29, 2000

/s/ JACK KEMP
-----------------------------
Jack Kemp                                                       Director                                           March 29, 2000


-----------------------------
Theodore J. Leonsis                                             Director

/s/ JOHN A. MCKINLEY, JR.
-----------------------------
John A. McKinley, Jr.                                           Director                                           March 29, 2000

/s/ MARIO M. MORINO
-----------------------------
Mario M. Morino                                                 Director                                           March 29, 2000


                                 PROXICOM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants...................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999........................F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999..................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 1997, 1998 and 1999..................................................F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..................................................F-6

Notes to Consolidated Financial Statements..........................................F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Proxicom, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proxicom, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
January 26, 2000, except as to the stock split discussed in Note 1 which is as of February 24, 2000

                                 PROXICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                               DECEMBER 31,
                                                                                                        ---------------------------
                                                                                                             1998         1999
                                                                                                        ------------   ------------

                                                      ASSETS

  Current assets:
    Cash and cash equivalents........................................................................   $      2,586   $    113,819
    Investments......................................................................................            278          5,819
    Accounts receivable, net of allowance of $669 and $655, respectively.............................          9,893         24,043
    Unbilled services................................................................................          4,259          1,865
    Prepaid income taxes.............................................................................            130            173
    Prepaid expenses.................................................................................            402          1,886
    Deferred tax and other current ..................................................................            301          1,295
                                                                                                        ------------   ------------
        Total current, assets........................................................................         17,849        148,900
    Property and equipment, net......................................................................          2,944          5,063
    Deferred tax and other non-current...............................................................          1,758          6,151
                                                                                                        ------------   ------------
        Total assets.................................................................................   $     22,551   $    160,114
                                                                                                        ============   ============
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Lines of credit..................................................................................   $      5,554   $         --
    Trade accounts payable...........................................................................            662          1,345
    Accrued compensation.............................................................................          3,779          8,298
    Employee withholdings, stock purchase plan ......................................................             --          2,140
    Deferred revenue.................................................................................          1,889          3,533
    Note payable.....................................................................................          1,400             --
    Deferred tax liability...........................................................................          1,423             --
    Other accrued liabilities........................................................................          1,215          1,539
                                                                                                        ------------   ------------
        Total liabilities............................................................................         15,922         16,855
                                                                                                         ------------   ------------
  Commitments and contingencies (Note 14)
  Stockholders' equity:
       Preferred stock, $0.01 par value; 5,000,000 shares authorized at
         December 31, 1998; 10,000,000 shares authorized at December 31,
         1999; no shares issued and outstanding at
         December 31, 1999:..........................................................................             --             --
             Series A convertible preferred stock; 1,629,969 shares issued and 1,222,469 shares
               outstanding at December 31, 1998; none issued and outstanding at December 31, 1999:...             12             --
             Series B convertible preferred stock; 359,712 shares authorized, issued and outstanding
               at December 31, 1998 and none issued and outstanding at December 31, 1999: ...........              4             --
             Series C convertible preferred stock; 419,302 shares authorized, issued and
               outstanding at December 31, 1998, and none issued and outstanding at December 31, 1999:             4             --
       Common stock, $0.01 par value, 20,000,000 shares authorized; 30,862,612 shares issued and 30,756,354 shares outstanding at December 31,1998; 100,000,000 shares authorized,
         52,642,482 shares issued and 52,536,224 shares outstanding at December 31, 1999:............            308            526
  Additional paid-in capital.........................................................................         25,424        162,715
  Retained earnings (deficit)........................................................................        (18,904)       (19,884)
  Accumulated other comprehensive income.............................................................              3            124
  Treasury stock.....................................................................................           (222)          (222)
                                                                                                        ------------   ------------
        Total stockholders' equity...................................................................          6,629        143,259
                                                                                                        ------------   ------------
        Total liabilities and stockholders' equity...................................................   $     22,551   $    160,114
                                                                                                        ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                          1997            1998           1999
                                                                                     -------------   -------------  -----------

Revenue .........................................................................     $    28,452    $     44,006   $     82,688
Cost of revenue (exclusive of non-cash compensation expense
    of $44, $352 and $434, respectively).........................................          12,736          24,928         43,561
                                                                                      -----------    ------------   ------------
Gross profit ....................................................................          15,716          19,078         39,127
                                                                                      -----------    ------------   ------------
Operating expenses:

  General and administrative.....................................................          10,180          16,397         28,650
  Selling and marketing..........................................................           1,710           2,919          5,553
  Research and development.......................................................             961             692             --
  Acquisition and merger costs...................................................              --           2,886            300
  Stock-based and other compensation.............................................              44          18,308            434
                                                                                      -----------    ------------   ------------
          Total..................................................................          12,895          41,202         34,937
                                                                                      -----------    ------------   ------------
Income (loss) from operations....................................................           2,821         (22,124)         4,190
Interest income (expense), net...................................................              80            (121)         2,770
                                                                                      -----------    ------------   ------------
Income (loss) before income taxes................................................           2,901         (22,245)         6,960
Income tax provision (benefit)...................................................             330            (900)         2,936
                                                                                      -----------    ------------   ------------
Net income (loss)................................................................           2,571         (21,345)         4,024
Non-cash dividend on beneficial conversion
  of convertible preferred stock.................................................              --              --         (4,873)
                                                                                      -----------    ------------   -------------
Net income (loss) available to common
  stockholders ..................................................................     $     2,571    $    (21,345)  $       (849)
                                                                                      ===========    ============   ============
Basic net income (loss) per common share.........................................     $      0.10    $      (0.73)  $      (0.02)
                                                                                      ===========    ============   ============
Diluted net income (loss) per common
  share .........................................................................     $      0.08    $      (0.73)  $      (0.02)
                                                                                      ===========    ============   ============
Weighted average common shares
  outstanding ...................................................................          26,748          29,152         44,532
Weighted average common shares and common
  share equivalents..............................................................          34,256          29,152         44,532






  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                                                                   ADDITIONAL
                                                              COMMON STOCK                PREFERRED STOCK            PAID-IN
                                                        SHARES            AMOUNT        SHARES         AMOUNT        CAPITAL
                                                       -----------   ---------------   -----------  ----------   --------------
Balance at December 31, 1996........................   27,546,886    $       275         1,629,969  $        16    $       5,202
Issuance of preferred Series B......................           --             --           359,712            4            1,496
Stock-based compensation............................           --             --                --           --               63
Unearned stock-based compensation...................           --             --                --           --              (19)
Exercise of stock options and issuance of
 restricted shares..................................        5,976             --                --           --               --
Treasury stock acquired.............................           --             --                --           --               --
Issuance of preferred Series C......................           --             --           419,302            4            1,967
Unrealized investment gain..........................           --             --                --           --               --
Net income..........................................           --             --                --           --               --
Subchapter S Corporation distributions..............           --             --                --           --               --
                                                       ----------        -------       -----------      -------      -----------
Balance at December 31, 1997........................   27,552,862            275         2,408,983           24            8,709
Conversion of preferred Series A....................           --             --          (407,500)          (4)          (1,604)
Exercise of stock options and issuance of
 restricted shares..................................      316,762              3                --           --              300
Subchapter S Corporation distributions..............           --             --                --           --               --
Stock-based compensation............................    2,992,988             30                --           --           18,516
Unearned stock-based compensation...................           --             --                --           --             (497)
Net loss............................................           --             --                --           --               --
                                                       ----------        -------       -----------      -------      -----------
Balance at December 31, 1998........................   30,862,612            308         2,001,483           20           25,424
Issuance of preferred Series D......................           --             --         1,218,333           12            7,267
Exercise of warrants................................           --             --         1,011,378           10            7,990
Conversion of preferred stock.......................    8,462,388             84        (4,231,194)         (42)             (42)
Exercise of stock options and issuance of
 restricted shares..................................    1,967,482             20                --           --            5,117
Subchapter S Corporation distributions..............           --             --                --           --               --
Amortization of stock-based
 compensation and warrant cost......................           --             --                --           --              989
Beneficial conversion of preferred
 Series D...........................................           --             --                --           --            4,873

Issuance of common stock, net of issuance costs ....   11,350,000            114                --           --          103,154

Income tax benefit from deductible stock based award           --             --                --           --            7,943
Change in unrealized investment income..............           --             --                --           --               --
Translation adjustment..............................           --             --                --           --               --
Net income..........................................           --             --                --           --               --
                                                       ----------        -------       -----------      -------      -----------
Balance at December 31, 1999 .......................   52,642,482        $   526                --      $    --      $   162,715
                                                       ==========        =======       ===========      =======      ===========






                                                         ACCUMULATED
                                                            OTHER                                          RETAINED        TOTAL
                                                        COMPREHENSIVE           TREASURY STOCK             EARNINGS    STOCKHOLDERS'
                                                        INCOME/(LOSS)        SHARES         AMOUNT        (DEFICIT)        EQUITY
                                                        -------------      ---------  -------------     -------------   -----------
Balance at December 31, 1996........................   $      (4)            201,834  $        (330)    $    2,185     $     7,344
Issuance of preferred Series B......................          --                  --             --             --           1,500
Stock-based compensation............................          --                  --             --             --              63
Unearned stock-based compensation...................          --                  --             --             --             (19)
Exercise of stock options and issuance of
 restricted shares..................................          --                  --             --             --              --
Treasury stock acquired.............................          --             719,424         (1,500)            --          (1,500)
Issuance of preferred Series C......................          --                  --             --             --           1,971
Unrealized investment gain..........................           7                  --             --             --               7
Net income..........................................          --                  --             --          2,571           2,571
Subchapter S Corporation distributions..............          --                  --             --         (1,441)         (1,441)
                                                       ---------           ---------     ----------     ----------     -----------
Balance at December 31, 1997........................           3             921,258         (1,830)         3,315          10,496
Conversion of preferred Series A....................          --            (815,000)         1,608             --              --
Exercise of stock options and issuance of
 restricted shares..................................          --                  --             --             --             303
Subchapter S Corporation distributions..............          --                  --             --           (874)           (874)
Stock-based compensation............................          --                  --             --             --          18,546
Unearned stock-based compensation...................          --                  --             --             --            (497)
Net loss............................................          --                  --             --        (21,345)        (21,345)
                                                       ---------           ---------     ----------     ----------     -----------
Balance at December 31, 1998........................           3             106,258           (222)       (18,904)          6,629
Issuance of preferred Series D......................          --                  --             --             --           7,279
Exercise of warrants................................          --                  --             --             --           8,000
Conversion of preferred stock.......................          --                  --             --             --              --
Exercise of stock options and issuance of
 restricted shares..................................          --                  --             --             --           5,137
Subchapter S Corporation distributions..............          --                  --             --           (131)           (131)
Amortization of stock-based
  compensation and warrant cost.....................          --                  --             --             --             989
Beneficial conversion of preferred
  Series D..........................................          --                  --             --         (4,873)             --

Issuance of common stock, net of issuance costs ....          --                  --             --             --         103,268
Income tax benefit from deductible stock based award          --                  --             --             --           7,943
Change in unrealized investment income..............          34                  --             --             --              34
Translation adjustment..............................          87                  --             --             --              87
Net income..........................................          --                  --             --          4,024           4,024
                                                       ---------           ---------     ----------     ----------     -----------
Balance at December 31, 1999 .......................   $     124             106,258     $     (222)    $  (19,884)    $   143,259
                                                       =========           =========     ==========     ==========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                              YEAR ENDED DECEMBER 31,

                                                                                        1997            1998           1999
                                                                                   -------------   -------------   -------------

Cash flows from operating activities:
  Net income (loss)............................................................     $    2,571     $   (21,345)    $     4,024
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:

    Depreciation and amortization..............................................            904           1,516           1,296
    Income tax benefit from tax deductible stock based award...................             --              --           7,943
    Increase (decrease) in deferred income taxes...............................            320            (667)         (5,195)
    Provision for stock compensation...........................................            264          17,555             434
    Non-cash warrant expense...................................................             --              --             555
    Increase (decrease) in provision for doubtful accounts.....................            384               9             (14)
    Common stock issued for services...........................................             --             166              --
    Changes in assets and liabilities:
       Increase in accounts receivable.........................................         (5,483)         (2,047)        (14,136)
       (Increase) decrease in unbilled services................................           (649)         (2,890)          2,394
       Decrease (increase) in prepaid income taxes.............................             77               77            (43)
       Increase in prepaid expenses............................................           (175)            (97)         (1,484)
       Increase in other assets................................................            (52)           (126)         (1,615)
       Increase (decrease) in trade accounts payable...........................            957            (587)            683
       Increase in accrued compensation........................................            769           2,375           4,519
       Increase in employee withholdings.......................................             --              --           2,140
       Increase (decrease) in note payable.....................................             --           1,400          (1,400)
       Increase in deferred revenue............................................            719             671           1,644
       Increase in other accrued liabilities...................................            722             168             324
                                                                                    ----------     -----------     -----------
         Net cash provided by (used in) operating activities...................          1,328          (3,822)          2,069
                                                                                    ----------     -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment..........................................         (2,079)         (1,782)         (3,415)
  Purchases of investments.....................................................           (104)           (390)         (5,782)
  Sales of investments.........................................................          1,288           1,213             275
                                                                                    ----------     -----------     -----------
         Net cash used in investing activities.................................           (895)           (959)         (8,922)
                                                                                    ----------     -----------     -----------
Cash flows from financing activities:
  Issuance of preferred stock, Series B........................................          1,500              --              --
  Issuance of preferred stock, Series C........................................          1,971              --              --
  Issuance of preferred stock, Series D........................................             --              --           7,279
  Proceeds from public offerings...............................................             --              --         103,268
  Exercise of stock warrants...................................................             --              --           8,000
  Exercise of stock options....................................................             --             631           5,137
  Purchase of treasury stock...................................................         (1,500)             -               --
  Borrowings under line of credit..............................................          6,713          11,976           4,550
  Payments under line of credit................................................         (6,493)         (6,709)        (10,104)
  Subchapter S Corporation distributions.......................................         (1,441)           (874)           (131)
                                                                                   -----------     -----------     -----------

         Net cash provided by financing activities.............................            750           5,024         117,999
                                                                                    ----------     -----------     -----------
Effect of exchange rate changes................................................             --              --              87
Net increase in cash and cash equivalents......................................          1,183             243         111,233
Cash and cash equivalents at beginning of period...............................          1,160           2,343           2,586
                                                                                    ----------     -----------     -----------
Cash and cash equivalents at end of period.....................................     $    2,343     $     2,586     $   113,819
                                                                                    ==========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Proxicom, Inc. ("Proxicom") is a leading provider of Internet solutions to Global 1000 companies and other large organizations. Since 1994, Proxicom has focused exclusively on the Internet. Proxicom's Internet solutions include business-to-consumer electronic commerce Internet sites, business-to-business electronic commerce extranets, and company-specific intranets.

In August 1996, Proxima, Inc., a Maryland corporation, reincorporated as a Delaware corporation, through a merger transaction, changing its name to Proxicom, Inc.

On January 24, 2000, the Board of Directors approved a two-for-one stock split, effective February 24, 2000, for common shareholders of record as of February 9, 2000. The financial statements of the Company, including references to all common stock shares and per share data, have been retroactively restated.

2. MERGERS

On March 26, 1999, Proxicom completed a merger with ad hoc Interactive, Inc. ("ad hoc"), a Subchapter S Corporation incorporated during 1994, by exchanging 1,659,542 shares of Proxicom's common stock and rights to receive 78,666 shares of Proxicom common stock for all the outstanding stock and stock rights of ad hoc. Each share of ad hoc stock was exchanged for 19.910446 shares of Proxicom common stock. In addition, outstanding rights to receive ad hoc stock were exchanged for rights to receive Proxicom common stock. (Note 9).

There were no transactions between Proxicom and ad hoc prior to the combination. No material adjustments were made to conform to Proxicom's accounting policies.

In August 1998, Proxicom completed a merger with IBIS Consulting, Inc. ("IBIS Consulting"), a Subchapter S corporation incorporated during 1994, by exchanging 9,976,594 shares of Proxicom's common stock for all the common stock of IBIS Consulting. Each share of IBIS Consulting was exchanged for 0.4655736 shares of Proxicom common stock. In addition, outstanding IBIS Consulting employee stock options were converted at the same exchange factor into options to purchase 690,068 shares of Proxicom common stock. (Note 9).

There were no transactions between Proxicom and IBIS Consulting prior to the combination. No material adjustments were made to conform to Proxicom's accounting policies.

Effective January 1, 1998, Proxicom completed a merger with Square Earth, Inc. ("Square Earth"), a Subchapter S corporation incorporated during 1996, by exchanging 1,069,998 shares of its common stock for all the common stock of Square Earth. Each share of Square Earth was exchanged for 0.891666 shares of Proxicom common stock. In addition, outstanding Square Earth employee stock options were converted at the same exchange factor into options to purchase 82,948 shares of Proxicom common stock. (Note 9).

There were no transactions between Proxicom and Square Earth prior to the combination. No material adjustments were made to conform to Proxicom's accounting policies.

Stand-alone financial information is shown in the following table.


                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                     -----------------------------------
                                                          1997                1998
                                                     --------------      ---------------
                                                              (IN THOUSANDS)

Revenue
  IBIS Consulting.................................    $    10,170           $       *
  Square Earth....................................          1,403                   *
  ad hoc..........................................          1,095               1,601
Net income (loss)
  IBIS Consulting.................................    $     2,078           $       *
  Square Earth....................................              2                   *
  ad hoc..........................................           (122)               (702)

For the six month period ended June 30, 1998, IBIS Consulting had revenue and net income of $8.1 million and $1.4 million, respectively.

----------

* Not applicable to reporting period based on acquisition date.

The IBIS Consulting, ad hoc and Square Earth mergers constituted tax-free reorganizations and have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16, "Business Combinations". Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of IBIS Consulting, ad hoc and Square Earth as though they had been a part of Proxicom since their inception.

Proxicom incurred charges of approximately $2.9 million in 1998 for costs associated with the IBIS Consulting and Square Earth transactions and $300,000 in 1999 for the ad hoc transaction. Those transaction costs related to professional fees and other direct expenses relating to the acquisitions.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts and balances of Proxicom, IBIS Consulting, Square Earth, ad hoc and the Company's wholly owned foreign subsidiaries (hereafter collectively the "Company" or "Proxicom"). All significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Highly liquid investments having original maturities of 90 days or less at the date of acquisition are classified as cash equivalents. The carrying values of cash equivalents approximate fair values.

REVENUE RECOGNITION

Revenue from Internet professional services is recognized based on the nature of the contract. Revenue from fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs.

Revenue from time-and-materials contracts is accounted for as time is incurred and billed. Net revenues exclude reimbursable expenses charged to clients.

The Company periodically evaluates cost and revenue assumptions in fixed-price contracts. Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses are determined. Most contracts are cancelable by either the Company or the customer upon 30 days notice, with payment due for services completed through the date of termination. No significant losses have been incurred on cancelled contracts.

Deferred revenue is recognized on fixed-price contracts to reflect billings in excess of revenue recognized under the percentage-of-completion method.

Unbilled services on contracts are comprised of cost plus earnings in excess of contractual billings on such contracts. Billings in excess of cost plus earnings are classified as deferred revenue.

RESEARCH AND DEVELOPMENT EXPENSES FOR SOFTWARE PRODUCTS

Research and development costs are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and prior to general release of the software. Based on the Company's development process, technological feasibility is established upon completion of a working model. The period between technological feasibility and general release is relatively short and the costs incurred during this period have been insignificant for capitalization. The Company is not currently developing stand-alone software products.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements are amortized on a straight-line method over the shorter of the improvements' estimated useful lives or related remaining lease term. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.

INVESTMENTS

The Company has a cash management program, which provides for the investment of excess cash balances primarily in short-term money market and debt instruments with contractual maturities of one year or less. Accordingly, the Company classifies its investments as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Statement further requires that available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported as comprehensive income within stockholders' equity (net of the effect of income taxes) until they are sold.

INCOME TAXES

The provision for income taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the use of the asset and liability approach. Under this approach, deferred taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. A new measurement date for purposes of determining compensation is established when there is a substantive change to the terms of an underlying option. (Note 9).

BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive. (Note 15).

Additionally, all per share amounts have been restated to reflect the re-incorporation and stock split discussed at Note 1 and the mergers of IBIS Consulting, ad hoc and Square Earth discussed at Note 2.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash and cash equivalents, accounts receivable, trade accounts payable and note payable approximate fair value due to the short maturity and ready liquidity of those instruments.

CONCENTRATION OF CREDIT RISK

Revenues in the years ended 1997, 1998 and 1999 and receivables as of December 31, 1998 and 1999 were concentrated with four customers as follows (amounts represent percentage of total revenues and accounts receivable, respectively):



                                            REVENUES                     ACCOUNTS
                                  ---------------------------           RECEIVABLE
                                           YEAR ENDED                  -----------
                                          DECEMBER 31,                 DECEMBER 31,
                                  ---------------------------      --------------------
                                    1997      1998       1999        1998        1999
                                    ----      ----       ----        ----        ----
            Customer A..........   22.9%     14.2%          *           *           *
            Customer B..........       *     13.2%          *       13.2%       13.1%
            Customer C..........       *         *      14.7%           *           *
            Customer D..........       *         *          *           *       20.4%


----------
*  Represents less than 10% of total.

     The Company performs initial credit evaluations of its new customers and generally does not require collateral from its customers. The Company maintains an allowance for potential losses when identified.

REPORTING

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information". This Statement changes the way public companies report information about segments of their business in annual financial statements and requires disclosure of selected segment information. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company currently operates in one operating and geographic segment.

FOREIGN CURRENCY TRANSLATION

     The accounts of foreign subsidiaries are measured using local currency as the functional currency. The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income. The net gain (loss) on foreign currency remeasurement and exchange rate changes for 1997, 1998 and 1999 was immaterial for separate financial statement presentation.

PRO FORMA NET INCOME AND EARNINGS PER SHARE (unaudited)

     As discussed in Note 2, the Company merged with IBIS Consulting and Square Earth during 1998, and ad hoc during 1999; all previously Subchapter S corporations. Pro forma net income (loss) assuming that IBIS Consulting, ad hoc and Square Earth were taxable entities during the periods presented is as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                   1997           1998             1999
                                                               ------------   ------------     -----------
                                                                              (IN THOUSANDS)

             Income (loss) before income taxes................ $   2,901      $    (22,245)    $  6,960
             Pro forma income tax provision (benefit).........     1,241              (900)       3,080
                                                                --------        ----------      -------
             Pro forma net income (loss)...................... $   1,660      $    (21,345)       3,880
                                                                ========        ==========      =======


4. INVESTMENTS

     The following is a summary of investments classified as current assets (in thousands):


                                                                                           GROSS           GROSS
                                                                                        UNREALIZED      UNREALIZED        FAIR
                                                                             COST          GAINS          LOSSES          VALUE
                                                                        ------------   ------------     -----------    -----------
            DECEMBER 31, 1998
              U.S. Treasury securities and obligations of U.S.
                 government agencies..................................   $       275     $        3      $       --    $       278
            DECEMBER 31, 1999
              Commercial paper........................................   $     5,782     $       37      $       --    $     5,819

     The cost and fair value of available-for-sale securities by contractual maturity are as follows (in thousands):


                                                                                              FAIR
                                                                              COST            VALUE
                                                                          -----------     -----------
               DECEMBER 31, 1998
                 Due in one year or less...............................   $       200     $       202
                 Due after one year through three years................            75              76
                                                                          -----------     -----------
                                                                          $       275     $       278
                                                                          ===========     ===========
               DECEMBER 31, 1999

                 Due in one year or less...............................   $     5,782     $     5,819
                 Due after one year through three years................            --              --
                                                                          -----------     -----------
                                                                          $     5,782     $     5,819
                                                                          ===========     ===========

     The Company realized gains from the sale of investments of $9,000 and $0 for the years 1998 and 1999, respectively, and realized losses from the sales of investments of $2,000 and $3,000 in 1998 and 1999, respectively.

5. ACCOUNTS RECEIVABLE


                                                                DECEMBER 31,
                                                          --------------------------
                                                              1998          1999
                                                          ------------  ------------
                                                               (IN THOUSANDS)
                Accounts receivable.....................  $    10,562   $    24,698
                Allowance for doubtful accounts.........         (669)         (655)
                                                          -----------   -----------
                Net accounts receivable.................  $     9,893   $    24,043
                                                          ===========   ===========

     No accounts receivable at December 31, 1998 or 1999 were the result of long-term contracts.

     The Company wrote-off doubtful accounts of $71,000, $959,000 and $283,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

6. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                                                    DECEMBER 31,
                                                                              --------------------------
                                                                                  1998          1999
                                                                              -----------   ------------
                                                                                   (IN THOUSANDS)

                  Computer equipment........................................  $    3,635    $    4,356
                  Office and other equipment................................         729         1,291
                  Purchased software........................................         596         2,072
                  Leasehold improvements....................................         934         1,590
                                                                              ----------    ----------
                                                                                   5,894         9,309

                  Less: Accumulated depreciation and amortization                 (2,950)       (4,246)
                                                                              ----------    ----------
                  Total property and equipment, net.........................  $    2,944    $    5,063
                                                                              ==========    ==========

7. LINES OF CREDIT

     In July 1998, IBIS Consulting entered into a line of credit with a bank in the amount of $500,000. The line expired in August 1999. This line of credit replaced a previously existing $200,000 line of credit with the same bank. No borrowings were outstanding under this facility as of December 31, 1998.

     In October 1998, the Company entered into a $10.0 million revolving line of credit with a bank. All prior existing lines of credit were paid in full and terminated. The use of the line generally is restricted to working capital requirements and approved acquisitions as defined in the line of credit agreement. Interest on this line is payable on a monthly basis at a variable rate of LIBOR plus 2%. The line of credit is secured by the Company's consolidated real and personal property, including intellectual property rights and all cash and non-cash proceeds of these assets. Included in the line of credit are various customary financial and other covenants including maintenance of a minimum level of tangible net worth.

     During 1999, the interest rate on the $10.0 million line of credit was changed to the Eurodollar Daily Floating Rate plus 1.25%. Additionally, in November 1999, the Company amended its covenants on this line of credit to delete all pre-existing financial covenants and to include a new financial covenant, in which the Company is required to maintain a minimum $10.0 million amount of cash.

     The $10.0 million line of credit expires on August 31, 2000. At December 31, 1998 and 1999, the Company had outstanding letters of credit of $205,000 and $803,000, respectively, which reduce amounts available under the line. Borrowings of $5.6 million and $4.2 million were outstanding and available, respectively, against the line as of December 31, 1998. There were no borrowings and $9.2 million was available against the line as of December 31, 1999. Commitment fees of 0.25% paid on the unused line of credit during 1998 and 1999 were not material. Interest expense was $94,000, $227,000 and $102,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     As of May 1998, ad hoc entered into a line of credit with a bank in the amount of $100,000. The line expired in November 1999. The line of credit replaced a previously existing $50,000 line of credit with the same bank. Interest on this line was payable on a monthly basis at a fixed rate of 10.25%. Advances under the line of credit were secured by substantially all assets of ad hoc. Borrowings of approximately $96,000 were outstanding under the line of credit as of December 31, 1998. ad hoc had an additional $25,000 equipment line which was established in March 1998. As of December 31, 1998, approximately $22,000 remained outstanding under this equipment line. Interest expense was $11,000 for the year ended December 31, 1998. There were no amounts outstanding in 1999.

8. NOTE PAYABLE

     On August 10, 1998, the Company entered into a $1.4 million note payable with an investment banking firm in connection with professional services for the IBIS Consulting transaction. The note accrues interest at 7.0% per annum and matured the earlier of August 21, 1999 or upon completion of an initial public offering. This unsecured note is subordinated only to the Company's senior bank facilities. The $1.4 million note was paid in full in 1999 with a portion of the proceeds from the Company's initial public offering.

9. STOCK OPTION PLANS

PROXICOM STOCK OPTION PLANS FOR EMPLOYEES AND NON-EMPLOYEES

     In 1996, Proxicom established a stock option plan (the "Plan") under which eligible employees and eligible non-employees may be granted options to purchase shares of the Company's common stock. In January 2000, the Plan was amended to increase the number of reserved common shares from 14,000,000 to 28,000,000.

     Under the Plan, the option purchase price for each grant is equal to the fair value of the common stock at the date of the grant as determined by the Board of Directors. Options granted under the plan generally vest ratably over a four-year period and expire 10 years from the date of the grant.

IBIS CONSULTING

     In January and August 1997, IBIS Consulting granted options to two key employees to purchase 3,518,062 shares with an exercise price of $0.11 per share. Options for 2,992,988 shares became exercisable upon grant, with the remaining 525,074 shares vesting over a two-year period commencing January 1, 1999. Under the terms of the option agreement, prior to the completion of an initial public offering or sale of IBIS Consulting, IBIS Consulting was required to repurchase and the employee was required to sell the shares or vested options upon termination of employment, based on a pre-determined formula. After exercise, IBIS Consulting retained the right and obligation to reacquire the shares based on the formula price upon termination of the employee prior to the completion of an initial public offering or sale of IBIS Consulting.

     In July 1998, one employee exercised his option to acquire 2,992,988 shares. The employee paid IBIS Consulting $330,000 to exercise the options and received $275,000, less applicable taxes under a tax reimbursement cash bonus arrangement.

     The Company recognized compensation expense in 1997 and a liability related to both these options and the underlying cash bonus arrangement in the amount of $220,000.

     In January 1997, IBIS Consulting granted options to purchase 512,130 shares to another employee with an exercise price of $0.202 per share. These options were subject to a vesting schedule. Employment was terminated in 1997 and the unvested options lapsed upon termination.

     In January 1998, IBIS Consulting announced the grant of options under a 1998 plan and the conversion of options outstanding under the 1997 plan. In July 1998, IBIS Consulting granted such options to employees covering 164,994 shares with an exercise price of $2.36 per share. The options are subject to an 18-month vesting schedule. Concurrent with this 1998 option grant, the remaining 1997 options of 525,074 shares were converted to the 1998 Plan. IBIS Consulting's previous obligation to repurchase and the employees obligation to sell the vested options upon termination of employment was eliminated.

     In connection with the Company's merger with IBIS Consulting, the Company assumed all outstanding options to purchase shares of common stock of IBIS Consulting. These options were converted into options to purchase equivalent shares of the Company's common stock based on the merger exchange formula and subsequently included under the Proxicom Stock Option Plan for employees and non-employees.

SQUARE EARTH, INC.

     In connection with the Company's merger with Square Earth, the Company assumed all outstanding options to purchase shares of common stock of Square Earth. These options were converted into options to purchase equivalent shares of the Company's common stock based on the merger exchange formula and subsequently included under the Proxicom Stock Option Plan for employees and non-employees.

IBIS CONSULTING STOCK-BASED AND OTHER COMPENSATION

     In early 1997, prior to Proxicom's merger with in IBIS Consulting, IBIS Consulting entered into an arrangement with an employee providing that individual with 2,992,988 fully vested stock options which were subject to certain conditions, including provisions requiring IBIS Consulting to buy back the common stock resulting from exercise of the options and requiring the employee to sell such shares to IBIS Consulting at a pre-determined formula upon termination of employment. The employee exercised these options in July 1998.

     Due to a change of control provision in the initial option agreement, concurrent to the merger of IBIS Consulting and Proxicom, the repurchase requirement on the stock and stock options was eliminated allowing the employees to freely trade the stock.

     As a consequence of the above change of control provision triggered by the merger, and the conversion of options from the 1997 plan to the 1998 plan, the Company recorded non-cash stock-based compensation of approximately $17.0 million equal to the difference between the pre-determined formula price and the then fair value of the underlying stock or stock options. As the shares were fully vested, the compensation expense was recognized at the time of the merger.

     In connection with other stock option grants and amortization of deferred stock-based compensation, the Company recognized additional stock-based compensation totaling $219,000, and $219,000 for the years ended December 31, 1998 and 1999, respectively. The Company did not recognize any amortization expense during the year ended December 31, 1997.

AD HOC INTERACTIVE, INC.

     During 1997, 1998 and 1999, ad hoc granted employees the right to receive 28,870 shares and 124,452 shares of common stock, respectively, at no cost on the first or second anniversary of their employment start date, provided that they remain full-time employees during such period. In March 1999, the then remaining outstanding rights were converted into rights to receive Proxicom common stock. ad hoc recognized non-cash compensation expense related to these rights of $44,000, $133,000 and $215,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Unearned stock compensation of $278,000 and $63,000 is recorded as of December 31, 1998 and 1999, respectively, which will be amortized in 1999 and 2000.

PROXICOM STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

     In February 1997, the Company established a stock option plan for non-employee directors (the "Directors Plan") and has reserved 700,000 shares of common stock for issuance under the provisions of this plan. Options granted prior to December 15, 1998 generally vest over the three-year term as a director. Options under the Directors Plan issued subsequent to December 15, 1998 are expected to be issued on a fully vested basis. Options outstanding as of December 31, 1998 and 1999 were 350,000 and 263,000, respectively, under the Directors Plan.

ACCOUNTING FOR STOCK OPTIONS ISSUED TO EMPLOYEES AND NON-EMPLOYEE DIRECTORS

     The Company accounts for its stock options and rights to receive stock issued to employees and non-employee directors in accordance with APB 25 under which compensation expense of $264,000, $17.3 million and $434,000 was recognized for the options and rights to receive stock granted in 1997, 1998 and 1999, respectively. The Company has provided additional pro forma disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation"
("SFAS No. 123").

     For disclosure purposes, the fair value of each stock option and right to receive stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options and rights to receive stock in 1997, 1998 and 1999; no annual dividends, risk-free interest rate ranging from 5.1% to 6.1% and expected life of one to five years. The assumed volatility was 0% and 90% for the pre-IPO grants and post-IPO grants, respectively.

The weighted-average fair values of the stock options granted in 1997, 1998 and 1999 were $1.59, $0.61 and $12.91, respectively. The weighted average fair values of the rights to receive stock granted in 1997, 1998 and 1999 were $1.88, $3.20 and $5.43, respectively.

      Under the above model, the total value of stock options and rights to receive stock granted in 1997, 1998 and 1999 were $8.9 million, $2.8 million and $70.5 million, respectively, which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net (loss) income would have been approximately ($796,000), ($7.2 million) and $1.0 million in 1997, 1998 and 1999, respectively, and pro forma basic and diluted loss per common share would have been $0.03, $0.25 and $0.09 in 1997, 1998 and 1999, respectively.

ACCOUNTING FOR STOCK OPTIONS ISSUED TO NON-EMPLOYEES

     The Company accounts for its stock options granted to eligible non-employees on the fair value method in accordance with SFAS No. 123. In January 1998, ad hoc issued 69,686 shares of stock to a non-employee consultant for services in lieu of cash. The Company recognized non-cash compensation expense of $166,302 as general and administrative expenses in 1998 related to this grant.

STOCK OPTION ACTIVITY

     The following tables summarize stock option activity for Proxicom and IBIS Consulting option grants:



                                                            PROXICOM                           IBIS CONSULTING
                                                       OPTIONS OUTSTANDING                   OPTIONS OUTSTANDING
                                               ----------------------------------   -----------------------------------
                                                                      WEIGHTED                              WEIGHTED
                                                                      AVERAGE                                AVERAGE
                                                   NUMBER OF           OPTION            NUMBER OF           OPTION
                                                    SHARES              PRICE             SHARES              PRICE
                                               ----------------    --------------    ---------------   ----------------
                December 31, 1996                  1,305,500        $     1.65                   --    $         --
                Grants ....................        1,512,648              2.13            4,030,192            0.12
                Exercised .................              --                --                   --              --
                Cancellations..............         (323,100)             1.71             (512,130)           0.20
                                                 -----------                           ------------
                December 31, 1997                  2,495,048              1.93            3,518,062            0.11
                Grants ....................        4,103,168              3.97              164,994            2.36
                Exercised .................         (173,404)             1.75           (2,992,988)           0.11
                Cancellations..............         (707,066)             2.88                   --              --
                                                 -----------                           ------------
                December 31, 1998                  5,717,746              3.29              690,068            0.65
                Grants.....................        9,557,556             12.91                   --              --
                Exercised..................       (1,777,936)             2.66             (152,706)           0.89
                Cancellations..............       (1,390,556)             4.80              (27,840)           2.36
                                                  -----------                             --------
                December 31, 1999                 12,106,810             10.35              509,522            0.48
                                               ==============                          ============
                Options exercisable at:

                December 31, 1999..........        1,183,622              2.06              509,522            0.48
                December 31, 1998..........          730,060              1.87              608,366            0.42
                December 31, 1997..........          264,230              1.65            2,992,988            0.11

     The weighted-average exercise price for Proxicom options outstanding at December 31, 1997, 1998 and 1999 were $1.93, $3.29 and $10.35, respectively, and exercise prices for options exercised in 1999 ranged from $0.11 - $5.00. The weighted-average exercise price for IBIS Consulting options at December 31, 1997, 1998 and 1999 were $0.11, $0.65 and $0.48 and exercise prices ranged from $0.11 - $2.36 at December 31, 1999. These options will expire if not exercised at specific dates ranging from January 1998 to December 2008 and the weighted-average remaining contractual life of the options outstanding was approximately nine years.

 The following table summarizes information about stock options outstanding at December 31, 1999:


                                            Options Outstanding                                  Options Exercisable
                      ------------------------------------------------------------------ ----------------------------------------

     Range of                  Number        Weighted-Average                  Weighted-           Number              Weighted-
      Prices               Outstanding       Remaining Life                     Average       Exercisable               Average
     Exercise              at 12/31/99                                   Exercise Price       at 12/31/99        Exercise Price
---------------------------------------------------------------------------------------------------------------------------------

$ 0.11    -     0.11            425,074             8.7                           $0.11           425,074                  $0.11


  1.65    -     2.39          1,692,962             7.6                            2.17           461,434                   2.11

  3.50    -     5.00          5,014,182             8.9                            4.89           297,114                   4.97

  5.50    -     6.50          1,753,558             9.3                            5.88                --                     --

  9.13    -    12.85            696,756             9.4                           10.24                --                     --

 14.94    -    19.66          1,006,000             9.6                           17.94                --                     --

 22.75    -    33.94          1,183,000             9.8                           27.85                --                     --

 34.50    -    51.13            844,800             9.9                           40.21                --                     --
---------------------------------------------------------------------------------------------------------------------------------
$ 0.11    -    51.13         12,616,332             9.0                          $10.35         1,183,622                  $2.06

---------------------------------------------------------------------------------------------------------------------------------

The following table summarizes rights to receive stock of ad hoc:


                                          AD HOC
                                 STOCK RIGHTS OUTSTANDING
                              ------------------------------
                                NUMBER OF
                                 SHARES         OPTION PRICE
                              -----------       ------------
December 31, 1996.......          62,724              --
Grants..................          28,870              --
Exercised...............          (5,976)             --
Cancellations...........              --              --
                                --------
December 31, 1997.......          85,618              --
Grants..................         124,452              --
Exercised...............        (143,358)             --
Cancellations...........              --              --
                                --------
December 31, 1998.......          66,712              --
                                      --
Grants..................          28,878              --
Exercised...............         (36,840)             --
Cancellations...........          (1,992)             --
                                ---------
December 31, 1999                 56,758              --
                                ========

10. CAPITAL STOCK AND WARRANTS

     On August 30, 1996, the Company consummated a transaction whereby: (i) the Company repurchased from the Company's Chief Executive Officer 201,834 shares of common stock at a price of $1.64 per share, for a total purchase price of approximately $330,000; and, (ii) the Company issued a total of 1,629,969 shares of Series A convertible preferred stock (the "Series A Preferred Stock") at a price of $3.27 per share, or approximately $5.3 million. At the stockholders' option, but in any event automatically upon an initial public offering of the Company's common stock, each share of Series A Preferred Stock is convertible into one share of common stock, subsequently adjusted for the two-for-one stock split. The Series A Preferred Stock has a liquidation preference and is not entitled to any dividends (unless cash dividends are declared and paid on the common stock, in which case the Series A Preferred Stock will share on an "as if" converted basis). The holders of the Series A Preferred Stock have registration rights and are entitled to place two persons on the Company's Board.

     In connection with the issuance of Series A Preferred Stock in August 1996, Proxicom issued warrants to purchase 1,011,378 shares of Series A Preferred Stock at $7.91 per share. The warrants were exercised for a purchase price of $8.0 million on April 13, 1999, and the shares of Series A Preferred Stock issued upon their exercise were converted into shares of common stock immediately before Proxicom closed its initial public offering of securities.

     In February 1997, the Company consummated a transaction whereby: (i) the Company repurchased from the Company's Chief Executive Officer 719,424 shares of common stock at a price of $2.08 per share, for a total purchase price of approximately $1.5 million; (ii) the Company issued a total of 359,712 shares of Series B convertible preferred stock (the "Series B Preferred Stock") at a price of $4.17 per share or approximately $1.5 million. The Series B Preferred Stock has essentially the same rights and privileges as the Series A Preferred Stock.

     In December 1997, the Company issued a total of 419,302 shares of Series C convertible preferred stock (the "Series C Preferred Stock") at a price of $4.77 per share or approximately $2.0 million. The Series C Preferred Stock has essentially the same rights and privileges as the Series A and B Preferred Stock.

     In January 1998, the Company issued 815,000 shares of treasury stock in conjunction with the conversion of 407,500 shares of Series A Preferred Stock into common stock.

     In February 1999, the Company issued a total of 1,218,333 shares of Series D convertible preferred stock (the "Series D Preferred Stock") at a price of $6.00 per share or approximately $7.3 million. In connection with this transaction, 1,517,334 shares of common stock were purchased by the investors from selling stockholders in amounts proportionate to the investors participation in the Series D Preferred Stock issuance. The Series D Preferred Stock has essentially the same rights and privileges as the Series A, B, and C Preferred Stock. Because the Series D Preferred Stock was sold at a price of $6.00, the securities have been accounted for giving effect to their beneficial conversion features. Under such accounting, the Company has recorded a charge of $4.9 million against additional paid-in-capital to reflect the difference between the conversion feature and the fair value of the underlying common stock. Although not reflected in net income from operations, the beneficial conversion charge is reflected as a reduction to income and earnings per share available for common shareholders.

     On April 23, 1999, the Company completed its initial public offering of securities and issued 8,000,000 shares of common stock at $6.50 per share. An additional 1,000,000 shares were sold by certain existing stockholders at $6.50 per share. Automatically upon the initial public offering of securities, all 4,231,194 of the then outstanding shares of convertible preferred stock were converted to 8,462,388 shares of common stock. At the same time, Proxicom amended its Certificate of Incorporation to authorize an increase in the number of authorized common shares from 20,000,000 to 100,000,000 shares and to increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000 shares.

     In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 1,350,000 shares of common stock at the offering's $6.50 per share offering price. This option was exercised on May 21, 1999. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $54.3 million.

     On October 14, 1999, the Company completed a follow-on public offering of its securities, which resulted in the issuance of 2,000,000 shares of common stock at $26.19 per share. An additional 5,200,000 shares were sold by certain existing stockholders at $26.19 per share. In connection with the follow-on offering, the selling shareholders offered the underwriters an option to purchase 1,080,000 additional shares of common stock ("Underwriters Over-allotment") at the offering's $26.19 per share offering price. Proceeds to the Company from the follow-on offering, net of underwriting discounts and costs of the offering, were approximately $49.0 million. The Company did not receive any proceeds from the sale of the common stock or the related Underwriters Over-allotment by the selling stockholders.

     On September 24, 1999, the Company and General Electric Company entered into a Master Services Agreement. Under this agreement, General Electric has agreed to have the Company perform Internet services for fees totaling no less than $6.0 million during the 12-month period ending September 24, 2000.

     As part of the agreement, the Company issued General Electric a warrant to purchase 300,000 shares of common stock at an exercise price of $24.94 per share, the closing price of the common stock on the date of the agreement. The warrant is fully vested and is exercisable until September 24, 2000. The fair value of this warrant has been calculated using the Black Scholes option-pricing model. The related pro-rata charge will be recorded as contra revenue over the service period of the agreement.

11. INCOME TAXES

     The provision for income taxes is as follows:


                                                                                         YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                   1997          1998           1999
                                                                               ------------  ------------   --------
                                                                                            (IN THOUSANDS)

              CURRENT TAXES:
                Federal.....................................................      $    --      $   (155)      $  2,259
                State.......................................................           10           (52)           562
                Foreign.....................................................           --           --             185
                                                                                  -------    ---------        --------
                        Total current income tax provision (benefit)........           10          (207)         3,006
                                                                                  -------      --------       --------
              DEFERRED TAXES:

                Federal.....................................................          249          (589)           (59)
                State.......................................................           71          (104)           (11)
                Foreign.....................................................           --            --             --
                                                                                  -------      --------       ---------
                        Total deferred income tax provision (benefit).......          320          (693)           (70)
                                                                                  -------      --------       --------
                        Total provision (benefit) for income taxes..........      $   330      $   (900)      $  2,936
                                                                                  =======      ========       ========

     The reconciliation of the Company's income tax provision to the federal statutory tax rate is as follows:


                                                                                        YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------------
                                                                                   1997          1998           1999
                                                                               ------------  ------------   ------------
                                                                                            (IN THOUSANDS)

        Income tax provision (benefit) at federal statutory tax                   $  321      $   (7,324)    $    2,366
          rate of 34%.......................................................
        State income taxes, net.............................................          57             (34)           278
        Subchapter S Corporation income.....................................         (72)           (455)          (115)
        Stock option revaluation............................................          --           4,905             --
        Acquisition costs...................................................          --             646             68

        Meals and Entertainment & other permanent differences...............          --              53              6
        Adjustment to tax accounting method.................................          --              --            469
        Foreign rate differential...........................................          --               8             62
        Increase (decrease) in valuation allowance..........................          --             944           (388)
        Other...............................................................          24             357            190
                                                                                  ------      ----------     ----------
        Income tax provision (benefit)......................................      $  330      $     (900)    $    2,936
                                                                                  ======      ==========     ==========

Deferred tax assets (liabilities) were comprised of the following:


                                                                                                  DECEMBER 31,
                                                                                      -------------------------------------
                                                                                         1997         1998         1999
                                                                                      ----------  -----------  ------------
                                                                                                 (IN THOUSANDS)

      ASSETS:
        NOL carryforward.........................................................      $    107   $    1,796   $    5,048
        Minimum and foreign tax credits..........................................            --           --          180
        Vacation accrual.........................................................            49           81           68
        Accrued expat fringe benefit.............................................            --           --          492
        R&E and investment credits...............................................            --           20           70
        Contribution carryforward................................................            --            4           --
        Bad debt expense.........................................................           149          137          256
        Depreciation.............................................................            --          176          109
        Other accrued expenses...................................................            --          241           --
        Revaluation of stock options.............................................            --        1,083          869
        State tax accrual........................................................            --           13           --
                                                                                       --------   ----------   ----------
                Total gross deferred tax assets..................................           305        3,551        7,092
      Valuation allowance........................................................            --       (1,083)        (694)
                                                                                      ---------   ----------   ----------
                Net deferred tax assets..........................................           305        2,468        6,398
                                                                                      ---------   ----------   ----------
      LIABILITIES:
        Depreciation.............................................................             5           --           --
        Unbilled service revenue.................................................          (665)      (1,654)        (280)
        Subchapter S Corporation cash to accrual adjustment......................            --         (479)        (588)
        Other....................................................................            (2)          --           --
                                                                                       --------   ----------   ----------
                Total gross deferred tax liabilities.............................          (662)      (2,133)        (868)
                                                                                       --------   ----------   ----------
                Net deferred tax (liability) asset...............................      $   (357)  $      335   $    5,530
                                                                                       ========   ==========   ==========

     The Company paid $196,000 for income taxes in 1997. The company received a tax refund of $207,000 and $0 for the years ended 1998 and 1999, respectively.

     The Company has U.S. net operating loss carryforwards of approximately $12.9 million for tax purposes. The net operating loss and research and development tax credit carryforwards expire in 2018 and 2019. The Company also has $177,000 in foreign tax credits which expire in 2004 and $4,000 of minimum tax credits which have no expiration date.

     The net operating loss ("NOL") carryforwards are primarily attributable to tax deductions available related to the exercise of stock options. Because stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit of stock option deductions must be credited to additional paid-in-capital.


     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance.

12. RELATED PARTY TRANSACTIONS

     In February 1997, the Company entered into a lease for office space in Reston, VA. The lease commenced on July 1, 1997 and has a term of seven years. Rent payments for the years ended December 31, 1997, 1998 and 1999 were approximately $331,000, $864,000 and $1.3 million respectively, and increase at an annual rate of 3.0%. The lessor is a company wholly owned by a member of the Company's Board of Directors and stockholder. In accordance with the lease agreement, the Company must maintain a letter of credit in the amount of $131,000 as a security deposit during the term of the lease. The Company's current letter of credit expires in December 2000.

     The Company has provided Internet professional services to one of its stockholders. Revenue generated from this stockholder totaled $1.1 million, $775,000 and $4.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. The Company recorded receivable balances of $316,000 and $3.2 million as of December 31,1998 and 1999.

13. EMPLOYEE BENEFIT PLANS

PROFIT SHARING AND BONUS PLANS

     In August 1996, the Company adopted a 401(k) defined contribution profit sharing plan. The plan covers all full-time employees who are at least 18 years of age. Participants may contribute up to 15.0% of pretax compensation, subject to certain limitations. The Company may make discretionary annual profit sharing contributions up to the total of each participant's annual contribution. The Company did not make any profit sharing contributions in 1997 and 1998.

     In January 1996, IBIS Consulting adopted a 401(k) defined contribution profit sharing plan. The plan covers all full-time employees who are at least 21 years of age. Participants may contribute up to 15.0% of pretax compensation, subject to certain limitations. The Company may make discretionary annual profit sharing contributions up to 25.0% of each participant's annual contribution, up to 6.0% of the respective participant's annual compensation. Company contributions vest ratably over five years. No contributions were made in 1997. The Company made profit sharing contributions of $71,000 in 1998.

     The Company recorded $1.0 million in bonuses due under the 1998 IBIS Consulting plan. No bonus plan existed in 1997.

     In December 1996, ad hoc adopted a 401(k) defined contribution profit sharing plan. The plan covers all full-time employees who are at least 21 years of age and have completed at least one year of employment with ad hoc. Participants may contribute up to 15.0% of pretax compensation, subject to certain limitations. Beginning in 1997 ad hoc may make discretionary annual profit sharing contributions equal to 4.0% of each participant's annual contribution, up to 6.0% of the respective participant's annual compensation. For the years ended December 31, 1997 and 1998 ad hoc has contributed $500 and $1,200 in profit sharing contributions, respectively.

     In October 1999, the Company began the process of merging the three 401(k) defined contribution profit sharing plans into the Proxicom 401(k) Plan (the "Plan"). Under this Plan, all of the Company's full-time employees and part-time employees who work at least 1,000 hours and at least 18 years of age can elect to participate. Participants may contribute up to 15% of pretax compensation, subject to certain limitations. The Company may make discretionary annual profit sharing contributions up to 25% of each participant's annual contribution, up to 6.0% of the respective participants annual deferral. Company contributions vest ratably over 4 years. The Company made profit sharing contributions of $474,000 in 1999.

EMPLOYEE STOCK PURCHASE PLAN

     In February 1999, the Company's Board of Directors authorized an Employee Stock Purchase Plan ("ESPP"). The ESPP, which commenced upon completion of the Company's initial public offering, provides substantially all full time employees an opportunity to purchase shares of Proxicom Common Stock through payroll deductions of up to 15.0% of eligible compensation, not to exceed $25,000 annually. Semi-annually, participant account balances will be used to purchase stock at the lesser of 85.0% of the fair market value on the trading day before the participation period starts or the trading day preceding the day on which the participation period ends. A total of 2,000,000 shares are available for purchase under the ESPP.

     For the semi-annual period ended December 31, 1999, participants purchased 385,388 shares at $5.53 per share under the ESPP. These shares are available for distribution to participants in January 2000.

14. COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space in Virginia, California, New York, Texas, Illinois, the United Kingdom and Germany under non-cancelable operating leases expiring in various years through 2005. Total rent expense for all operating leases amounted to approximately $926,000, $2.7 million and $4.7 million in 1997, 1998 and 1999, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):


                                             AMOUNT
                                            --------
                    2000..............   $     6,042
                    2001..............         4,719
                    2002..............         3,545
                    2003..............         2,958
                    2004..............         2,839
                    Thereafter........         2,963
                                         -----------
                              Total...   $    23,066
                                         ===========

     The Company's leased office space in Virginia, New York and Illinois are secured by a letters of credit which amount to $205,000 and $803,000 in 1998 and 1999, respectively, in lieu of a cash deposit. The current letters of credit will expire in December 2000.

15. BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The Company implemented SFAS No. 128, Earnings per Share ("SFAS No. 128"), in 1997, which requires certain disclosures relating to the calculation of earnings per common share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income.

BASIC NET INCOME (LOSS) PER COMMON SHARE


                                                                             YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                      1997             1998             1999
                                                                -------------     -------------    ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          Net income (loss) available to common
            stockholders.......................................  $     2,571       $   (21,345)    $       (849)
                                                                 ===========       ============    ============


          Weighted average shares of common stock outstanding..       26,748            29,152           44,532
                                                                 ===========       ===========      ============
          Basic net income (loss) per common share.............      $  0.10           $ (0.73)        $  (0.02)
                                                                 ===========      ============      ============

     SFAS No. 128 replaces primary earnings per share with basic net income per share and excludes the effect of common stock equivalents when computing basic net income per share.

DILUTED NET INCOME PER COMMON SHARE


                                                                                       YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                             1997               1998            1999
                                                                         -------------      -------------   -------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

           Net income (loss) available to common stockholders.......     $     2,571        $   (21,345)     $       (849)
                                                                         ===========        ===========      ============
           Adjustment of shares outstanding:
             Weighted average shares of common stock outstanding....          26,748             29,152            44,532
             Shares of common stock issuable upon the assumed
               conversion of preferred stock........................           3,930                 --                --
             Incremental shares for rights to receive
               shares and options assumed exercised
               under common stock option plans......................           3,578                 --                --
                                                                         -----------       ------------      ------------
             Adjusted shares of common stock and common stock
               equivalents for computation..........................          34,256             29,152            44,532
                                                                         ===========        ===========      ============
           Diluted net income (loss) per common share...............     $      0.08        $     (0.73)     $      (0.02)
                                                                         ===========        ===========      ============

     SFAS No. 128 replaces fully diluted earnings per share with diluted net income per share which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Approximately 6.5 million and 12.7 million options and rights were outstanding as of December 31, 1998 and 1999, respectively, but were not included in the computation of diluted net income
(loss) per common share as the effect would be anti-dilutive.

16. INVESTMENT IN JOINT VENTURE

     In April 1999, the Company signed an agreement with Ericsson Telecommunicazioni SpA ("Ericsson"). Under the agreement, the Company made a 19.9% investment in an Italian joint venture company. Ericsson owns the remaining 80.1% interest. The joint venture company, named Eunosia Internet Architects, SpA ("Eunosia"), will provide Internet solutions to Italian-based businesses. The initial share capital of Eunosia was approximately $1.7 million, which Proxicom and Ericsson have contributed in proportion to their shareholder percentage interest. In June 1999, the Company contributed $336,000 to fulfill our initial share capital obligation. Eunosia was formed to deliver Internet professional services in Italy. The Company also has an option to buy an additional 20.0% share in the common stock of Eunosia, subject to certain conditions and restrictions. The Company will not participate in the management or policy making of the business. In as much as the Company will not have the ability to influence significantly the entity or its operations, the Company has accounted for its investment on a cost basis.

      In July 1999, the Company signed an agreement with affiliates of Iberdrola SA. Under the agreement, the Company made a 19.9% investment in a Spanish joint venture company, named Kristina, Services de Internet, SA. Affiliates of Iberdrola SA own the remaining 80.1% interest. Kristina, Services de Internet, SA provides Internet solutions to Spain-based businesses. The initial share capital of Kristina, Services de Internet, SA was approximately $7.4 million, which the Company and the affiliates of Iberdrola SA contributed in proportion to their shareholder percentage interests. In late July 1999, the Company contributed approximately $740,000 to fulfill one half of its initial share capital obligation. The Company will not participate in the management or policy making of the business. In as much as the Company will not have the ability to influence significantly the entity or its operations, the Company has accounted for its investment on a cost basis.

17. FOREIGN SALES

     The Company has sales, marketing and service delivery operations outside of the United States in Germany and the United Kingdom. The Company has joint venture arrangements in Italy and Spain. Included in revenues are foreign sales of approximately $316,000, $3.0 million and $6.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.