Form 10-Q
period 2000-03-31
PROXICOM INC
filed 2000-05-15
CIK 1070052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25741
                           ---------------------------

                                 PROXICOM, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            Delaware                                                  52-1770631
   ----------------------------------------------------------------------------------------------
     (State of Organization)                            (I.R.S. Employer Identification Number)

      11600 Sunrise Valley Drive, Reston, VA                                            20191
   ----------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                        (Zip Code)

       Registrant's telephone number, including area code: (703) 262-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                        Outstanding at May 11, 2000
-----------------------------------------                 -----------------------------------
Common Stock, $0.01 par value per share                                55,618,669

                                 PROXICOM, INC.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets
         as of December 31, 1999 and March 31, 2000 ....................................       1

         Consolidated Statements of Operations
         for the Three-Month Periods Ended March 31, 1999 and
         March 31, 2000.................................................................       2

         Consolidated Statements of Cash Flows
         for the Three-Month Periods Ended March 31, 1999
         and March 31, 2000.............................................................       3

         Notes to Consolidated Financial Statements ....................................       4

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................       9

Item 3. Quantitative and Qualitative Disclosures about Market Risk......................      14



                                     PART II
                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.............................      16

Item 6. Exhibits and Reports on Form 8-K................................................      16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                 PROXICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,         MARCH 31,
                                                                                        1999                2000
                                                                                   ---------------     -------------
                                                                                                        (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents ...............................................          $ 113,819           $  95,464
   Investments .............................................................              5,819              31,043
   Accounts receivable, net of allowance of $655 and $660, respectively ....             24,043              30,915
   Unbilled services .......................................................              1,865               1,722
   Prepaid income taxes ....................................................                173                  --
   Prepaid expenses ........................................................              1,886               2,629
   Deferred tax and other current assets ...................................              1,295               2,773
                                                                                      ---------           ---------
      Total current assets .................................................            148,900             164,546
Property and equipment, net ................................................              5,063               7,452
Deferred tax and other non-current .........................................              6,151              11,500
                                                                                      ---------           ---------
      Total assets .........................................................          $ 160,114           $ 183,498
                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ..................................................          $   1,345           $   4,879
   Accrued compensation ....................................................              8,298               8,139
   Employee withholdings, stock purchase plan ..............................              2,140               1,322
   Deferred revenue ........................................................              3,533               3,927
   Other accrued liabilities ...............................................              1,539               6,939
                                                                                      ---------           ---------
      Total current liabilities ............................................             16,855              25,206
                                                                                      ---------           ---------

Commitments and contingencies (Note 4)

Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 share authorized, no shares issued and outstanding at December 31, 1999 and
   March 31, 2000 (unaudited) ..............................................                 --                  --
   Common stock, $0.01 par value, 100,000,000 shares authorized,
      52,642,482 shares issued and 52,536,224 shares outstanding at
      December 31, 1999; 53,898,528 shares issued and outstanding
      at March 31, 2000 (unaudited) ........................................                526                 538
   Additional paid-in capital ..............................................            162,715             174,823
   Retained deficit ........................................................            (19,884)            (17,192)
   Accumulated other comprehensive income ..................................                124                 123
   Treasury stock ..........................................................               (222)                 --
                                                                                      ---------           ---------
      Total stockholders' equity ...........................................            143,259             158,292
                                                                                      ---------           ---------

Total liabilities and stockholders' equity .................................          $ 160,114           $ 183,498
                                                                                      =========           =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                        --------------------------------
                                                                              1999             2000
                                                                        ---------------   --------------
Revenue .........................................................          $ 13,254           $ 38,167
Cost of revenue (exclusive of non-cash compensation
   expense of $117 and $35, respectively) .......................             7,792             18,382
                                                                           --------           --------
Gross profit ....................................................             5,462             19,785
                                                                           --------           --------

Operating expenses:
   General and administrative ...................................             4,562             13,097
   Selling and marketing ........................................               650              3,594
   Acquisition and merger costs .................................               300                 --
   Stock-based compensation .....................................               117                 35
                                                                           --------           --------
      Total .....................................................             5,629             16,726
                                                                           --------           --------

Income (loss) from operations ...................................              (167)             3,059
Interest income (expense), net ..................................               (65)             1,689
                                                                           --------           --------
Net income (loss) before income taxes ...........................              (232)             4,748
Income tax (benefit) provision ..................................               (84)             2,056
                                                                           --------           --------
Net income (loss) ...............................................              (148)             2,692

Non-cash dividend on beneficial conversion of Series D
   convertible preferred stock (see Note 3) .....................            (4,873)                --
                                                                           --------           --------

Net (loss) income available to common stockholders ..............          $ (5,021)          $  2,692
                                                                           ========           ========

Basic net income (loss) per common share ........................          $  (0.16)          $   0.05
                                                                           ========           ========
Diluted net income (loss) per common share ......................          $  (0.16)          $   0.04
                                                                           ========           ========

Weighted average common shares outstanding ......................            30,834             53,382
                                                                           ========           ========
Weighted average common shares and common share equivalents .....            30,834             63,017
                                                                           ========           ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              -----------------------------------
                                                                                    1999              2000
                                                                              ----------------   ----------------
Cash flows from operating activities:
  Net (loss) income ...................................................          $    (148)          $   2,692
  Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
    Non-cash stock compensation .......................................                117                  35
    Non-cash warrant reduction of revenue .............................                  -                 519
    Depreciation and amortization .....................................                413                 441
    Provision for doubtful accounts ...................................                (35)                  5
    Income tax benefit from stock based award .........................                  -               7,618
    Increase in deferred income taxes .................................                (21)             (5,540)
    Changes in assets and liabilities:
       Increase in accounts receivable ................................             (2,074)             (6,877)
       (Increase) decrease in unbilled services .......................             (1,283)                143
       Decrease in prepaid income taxes ...............................                  -                 173
       Increase in prepaid expenses ...................................               (584)               (743)
       Increase in other assets .......................................               (121)             (1,287)
       Increase in trade accounts payable .............................              1,172               3,534
       Decrease in accrued compensation ...............................             (1,284)               (159)
       Decrease in employee withholdings ..............................                  -                (818)
       (Decrease) increase in deferred revenue ........................                (19)                394
       (Decrease) increase in other accrued liabilities ...............               (771)              5,400
                                                                                 ---------           ---------
         Net cash (used in) provided by operating activities ..........             (4,638)              5,530
                                                                                 ---------           ---------

Cash flows from investing activities:
  Purchases of property and equipment .................................               (464)             (2,830)
  Purchases of investments ............................................                  -             (31,042)
  Sales of investments ................................................                246               5,818
                                                                                 ---------           ---------
         Net cash used in investing activities ........................               (218)            (28,054)
                                                                                 ---------           ---------

Cash flows from financing activities:
  Issuance of preferred stock, Series D ...............................              7,279                   -
  Exercise of stock options ...........................................                483               2,041
  Borrowings on lines of credit .......................................              3,450                   -
  Payments on lines of credit .........................................             (6,798)                  -
  Issuance of common stock ............................................                  -               2,129
  Subchapter S Corporation distributions ..............................               (130)                  -
                                                                                 ---------           ---------
         Net cash provided by financing activities ....................              4,284               4,170
                                                                                 ---------           ---------

  Effect of exchange rate change ......................................                  -                  (1)

Net decrease in cash and cash equivalents .............................               (572)            (18,355)
Cash and cash equivalents at beginning of period ......................              2,586             113,819
                                                                                 ---------           ---------
Cash and cash equivalents at end of period ............................          $   2,014           $  95,464
                                                                                 =========           =========


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

       In the opinion of management, the consolidated financial statements for the three-month periods ended March 31, 1999 and 2000 reflect all normal and recurring adjustments, which are necessary for a fair presentation of Proxicom's financial position, results of operations and of cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these consolidated statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with Proxicom's audited consolidated financial statements and notes thereto for the period ended December 31, 1999, included in the Form 10-K filed by Proxicom with the Securities and Exchange Commission (SEC File No. 0-25741). The consolidated results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of results for the full year ending December 31, 2000.

       On January 24, 2000, the Board of Directors approved a two-for-one stock split, effective February 24, 2000, for common shareholders of record as of February 9, 2000. The financial statements of the Company, including references to all common stock shares and per share data, have been retroactively restated to reflect the stock split.

2.     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

       The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations.

Basic Net Income (Loss) Per Common Share

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                               1999                      2000
                                                                               ----                      ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net (loss) income available to common stockholders .........                $   (5,021)                $    2,692
                                                                            ==========                 ==========

Weighted average shares of common stock outstanding ........                    30,834                     53,382
                                                                            ==========                 ==========
Basic net (loss) income per common share ...................                $    (0.16)                $     0.05
                                                                            ==========                 ==========

       Basic net income per share is computed using the weighted average number of common shares outstanding and excludes the effect of common stock equivalents.

Diluted Net Income (Loss) Per Common Share

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                       1999                      2000
                                                                                       ----                      ----
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net (loss) income available to common stockholders ...................                $ (5,021)                $  2,692
                                                                                      ========                 ========

Weighted average shares of common stock outstanding ..................                  30,834                   53,382

Incremental shares for rights to receive shares and options
   assumed exercised under common stock option plans .................                      --                    9,635
                                                                                      --------                 --------
Adjusted shares of common stock equivalents for computation ..........                  30,834                   63,017
                                                                                      ========                 ========
Diluted net (loss) income per common share ...........................                $  (0.16)                $   0.04
                                                                                      ========                 ========

       Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted net income per share is computed using the weighted average number of common shares oustanding and dilutive stock options and warrants using the treasury stock method.

       Potentially dilutive shares as of March 31, 1999 have not been included in the diluted per share calculation for the three-month period ended March 31, 1999 because the effect would have been anti-dilutive due to the loss incurred by the Company during that period. Accordingly, for the three-month period ended March 31, 1999, diluted net loss per common share is the same as basic net loss per common share.

3.     CAPITAL STOCK

       In February 1999, the Company issued a total of 1,218,333 shares of Series D convertible preferred stock (the "Series D Preferred Stock") at a price of $6.00 per share for an aggregate purchase price of approximately $7.3 million. In connection with this transaction, 1,517,334 shares of common stock were purchased by the investors from selling stockholders in amounts proportionate to the investors participation in the Series D Preferred Stock issuance. The Series D Preferred Stock had essentially the same rights and privileges as the Company's other three then outstanding series of convertible preferred stock (Series A, B and C). Because the Series D Preferred Stock was sold at a price of $6.00, the securities were accounted for giving effect to their beneficial conversion features. Under such accounting, the Company recorded a charge of $4.9 million against additional paid-in-capital to reflect the difference between the conversion feature and the fair value of the underlying common stock. Although not reflected in net income from operations, the beneficial conversion charge is reflected as a reduction to income and earnings per share available for common shareholders for the three-month period ended March 31, 1999.

       On April 23, 1999, the Company completed its initial public offering of securities and issued 8,000,000 shares of common stock at $6.50 per share. An additional 1,000,000 shares were sold by the existing stockholders at $6.50 per share. Automatically upon the initial public offering of securities, all 4,231,194 of the then outstanding shares of convertible preferred stock were converted to 8,462,388 shares of common stock. At the same time, Proxicom amended its Certificate of Incorporation to increase the number of authorized common shares from 20,000,000 to 100,000,000 shares and to increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000 shares.

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

       On October 14, 1999, the Company completed a follow-on public offering of its securities, which resulted in the issuance of 2,000,000 shares of common stock at $26.19 per share. An additional 5,200,000 shares were sold by certain existing shareholders at $26.19 per share. In connection with the follow-on offering, the selling shareholders offered the underwriters an option to purchase 1,080,000 additional shares of common stock ("Underwriters Over-allotment") at the offering's $26.19 per share offering price. Proceeds to the Company from the follow-on offering, net of underwriting discounts and costs of the offering, were approximately $49.0 million. The Company did not receive any proceeds from the sale of the common stock of the related Underwriters Over-allotment by the selling stockholders.

       In January 2000, employee participants in the Company's Employee Stock Purchase Plan ("ESPP") were distributed 385,388 shares of common stock at $5.53 per share for the semi-annual participation period ended December 31, 1999. A total of 2,000,000 shares are available for purchase under the ESPP.

       On September 24, 1999, Proxicom and General Electric Company entered into a Master Services Agreement. Under this agreement, General Electric has agreed to have Proxicom perform Internet services for fees totaling no less than $6.0 million during the 12-month period ending September 24, 2000. As part of the agreement, Proxicom issued General Electric a warrant to purchase 300,000 shares of common stock at an exercise price of $24.94 per share, the closing price of the common stock on the date of the agreement. The fair value of the warrant has been reflected as a reduction to the related contract revenue over the service period of the agreement. In February 2000, General Electric exercised this warrant and received net 156,122 shares of common stock of the Company.

       The Company's treasury stock was re-issued to employees through the ESPP and the 1996 Stock Option Plan during the three-months ended March 31, 2000.

4.     CONTINGENCIES

       The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company doesn't believe that such liabilities, individually or in the aggregate, will have a materially adverse effect on the Company's consolidated financial position or results of operations.

5.     ACCUMULATED OTHER COMPREHENSIVE INCOME

       Effective January 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company has no material components of other comprehensive income (loss) and, accordingly, the Company's comprehensive income
(loss) is the same as its net income (loss) for all periods presented.

6.     SUBSEQUENT EVENTS

       On April 19, 2000, Proxicom completed its acquisition of Clarity IBD Limited, a United Kingdom e-business development consultancy company ("Clarity"). Proxicom acquired all of the issued shares of Clarity in exchange for 1,291,046 shares of Proxicom common stock and approximately $16.0 million in cash. The acquisition will be recorded under the purchase method of accounting.

       Stock options outstanding under Clarity's share option plan converted into options to acquire an aggregate of 43,558 shares of Proxicom common stock. The Company anticipates recording charges of approximately $49.5 million and $16.1 million of goodwill and compensation expense, respectively, as a result of this transaction. These charges will be amortized on a straight-line basis over two to four years. The goodwill recorded in the Clarity acquisition is based on estimates and may be adjusted as additional information becomes available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which Proxicom has little or no control. A number of important factors, including those identified under the caption "Risk Factors" in Proxicom's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 000-25741) (the "Form 10-K") which hereby is incorporated by reference, as well as factors discussed elsewhere in this Form 10-Q, could cause Proxicom's actual results to differ materially from those in forward-looking statements or financial information. Actual results may differ from forward-looking results for a number of reasons, including the following: (a) changes in the demand for professional Internet services; (b) Proxicom's ability to manage growth and hire and retain skilled employees; (c) Proxicom's loss of a major client or significant project;
(d) competitive factors; (e) lack of growth or decline in Internet usage; (f) Proxicom's failure to keep pace with changing technologies and protect its intellectual property; and (g) future acquisitions or international expansion (including the ability to integrate acquired businesses into Proxicom's operations and the ability of acquired business to achieve satisfactory operating results). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

       Proxicom is a leading provider of Internet solutions to Global 1000 companies and other large organizations. Our Internet solutions include business-to-consumer electronic commerce Internet sites, business-to-business electronic commerce extranets, and company-specific intranets. We apply our proprietary methodology, the Proxicom Process, in all of our client engagements. Using the Proxicom Process, we integrate strategy, technology and creative design to help our clients transform their businesses with Internet solutions.

       Our revenue generally consists of fees generated from professional services. We provide our services on a time and materials basis and fixed-price, fixed-timeframe basis. When we provide services on a time and materials basis, we recognize revenue as we incur costs. In time and materials service situations, we also use our estimation process and a Proxicom senior management member approves these proposals. When we provide services on a fixed-fee, fixed-timeframe basis, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined.

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

RESULTS OF OPERATIONS

       The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                             THREE-MONTH PERIOD
                                                               ENDED MARCH 31,
                                                        ----------------------------
                                                          1999                2000
                                                        ---------           --------
Revenue .....................................             100.0%              100.0%
Cost of revenue .............................              58.8                48.2
                                                         ------              ------
Gross profit ................................              41.2                51.8
                                                         ------              ------
Operating expenses:
  General and administrative ................              34.4                34.3
  Selling and marketing .....................               4.9                 9.4
  Acquisition and merger costs ..............               2.3                  --
  Stock-based compensation ..................               0.9                 0.1
                                                         ------              ------
     Total ..................................              42.5                43.8
                                                         ------              ------
Income (loss) from operations ...............              (1.3)                8.0
Interest income (expense), net ..............              (0.5)                4.4
                                                         ------              ------
Income (loss) before income taxes ...........              (1.8)               12.4
Income tax (benefit) provision ..............              (0.6)                5.3
                                                         ------              ------
Net income (loss) ...........................              (1.2)%               7.1%
                                                         ======              ======

THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1999

       Revenue. For the three-month period ended March 31, 2000, revenue increased $24.9 million, or 188.0%, to $38.2 million from $13.3 million for the three-month period ended March 31, 1999. This increase was primarily attributable to the increases in both the size and number of our client engagements. For the three-month period ended March 31, 2000, no customer represented more than 10% of our revenue. For the three-month period ended March 31, 1999, our largest client accounted for approximately 14.1% of our revenue. We believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful and that you should not rely on these comparisons as indicators of future performance.

       Cost of Revenue. Cost of revenue consists primarily of compensation and associated employee benefits for personnel directly assigned to client projects, non-research and development efforts and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. Cost of revenue increased $10.6 million, or 135.9%, to $18.4 million for the three-month period ended March 31, 2000 from $7.8 million for the three-month period ended March 31, 1999. This increase was due primarily to increases in the number of personnel needed to service our client engagements and the related complexity of the engagements. Service project personnel increased from 366 at March 31, 1999 to 678 at March 31, 2000. As a percentage of revenue, cost of revenue decreased to 48.2% for the three-month period ended March 31, 2000 as compared to 58.8% for the three-month period ended March 31, 1999.

       Gross Profit. For the three-month period ended March 31, 2000, gross profit increased $14.3 million, or 262.2%, to $19.8 million from $5.5 million for the three-month period ended March 31, 1999. As a percentage of revenue, gross profit increased to 51.8% for the three-month period ended March 31, 2000 as compared to 41.2% for the three-month period ended March 31, 1999. The percentage increase reflects increased revenue and overall billing rates and improvements in gross profit per billable consulting and delivery personnel.

       General and Administrative. General and administrative costs consist of salaries for executive and selected senior management, finance, recruiting, administrative groups and associated employee benefits, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel and all other branch and corporate costs. These costs increased $8.5 million, or 187.1%, to $13.1 million for the three-month period ended March 31, 2000 from $4.6 million for the three-month period ended March 31, 1999. This increase was due primarily to increased facilities and related expenses incurred to support our growth. Approximately 44.1% of the increase is attributable to increased personnel cost for the three-month period ended March 31, 2000. As a percentage of revenue, general and administrative expenses decreased to 34.3% for the three-month period ended March 31, 2000 as compared to 34.4% for the three-month period ended March 31, 1999. We wrote off $330,000 in doubtful accounts in the three-months ended March 31, 2000. We believe the current allowance for doubtful accounts balance of $660,000 is sufficient for other potential doubtful accounts.

       Selling and Marketing. Selling and marketing costs consist primarily of salaries, benefits and travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs increased $2.9 million, or 452.9%, to $3.6 million for the three-month period ended March 31,2000 from $650,000 for the three-month period ended March 31, 1999. This increase was primarily attributable to increased marketing and promotion initiatives associated with the Company's advertising campaign for the three-months ended March 31, 2000. As a percentage of revenue, selling and marketing costs increased to 9.4% for the three months ended March 31, 2000 from 4.9% for the three-month period ended March 31, 1999.

       Acquisition and Merger Costs. We did not incur any acquisition charges for the three-month period ended March 31, 2000. We incurred charges of approximately $300,000 for the three-month period ended March 31, 1999 for costs associated with the ad hoc Interactive transaction. All transaction costs were related to professional fees and other direct expenses.

       Stock-based and Other Compensation. We incurred charges of $35,000 in the three months ended March 31, 2000 for costs associated with various stock rights issued for less than fair market value under the historical ad hoc Interactive plan. We incurred charges of $117,000 in the three months ended March 31, 1999 for costs associated with our IBIS Consulting and ad hoc Interactive transactions.

       Interest Income (Expense), Net. Interest income (expense), net increased $1.8 million to interest income of $1.7 million for the three-month period ended March 31, 2000 from interest expense of $65,000 for the three-month period ended March 31, 1999. This increase was due primarily to interest income earned on proceeds raised in our initial and follow-on public offerings during 1999. We generally invest in high-rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

       Income Tax Provision (Benefit). The $2.1 million income tax provision in the three months ended March 31, 2000 represents combined federal, international and state income taxes at an effective rate of 43.3%. The $84,000 income tax benefit in the three-month period ended March 31, 1999 represents a benefit from combined federal and state income taxes at an effective rate of 36.2%. Our effective tax rate for the three-month period ended March 31, 1999 was favorably impacted by the transactions with IBIS, ad hoc and Square Earth, which were Subchapter S Corporations with pass-through tax status before the transactions.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has a $10.0 million revolving credit facility with Bank of America, N.A. to be used for working capital purposes and permitted acquisitions. The interest rate on the amounts borrowed under the credit agreement is the Eurodollar Daily Floating Rate plus 1.25%. The credit facility expires on August 31, 2000 and will renew automatically for one additional year at the sole discretion of Bank of America, N.A. The credit facility requires the Company to maintain liquid assets of at least $10.0 million. As of the date of this report, Proxicom had no outstanding borrowings under the credit facility.

       Additionally, the Company has an Uncommitted Standby Letter of Credit with Bank of America, N.A. for $15.0 million. This credit facility expires on March 31, 2002. The letter of credit fee is 1% annually of the outstanding letters of credit written on this facility. As of March 31, 2000, the Company had $12.9 million of outstanding letters of credit.

       At March 31, 2000, the Company had approximately $95.5 million in cash and cash equivalents and $31.0 million in short-term investments. Net cash provided by (used in) operating activities was $5.5 million and ($4.6) million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities increased $27.8 million to $28.1 million from $218,000 for the three months ended March 31, 1999. This increase was primarily attributable to net purchases of $25.2 million of commercial paper classified as short-term investments. Net cash provided by financing activities was $4.2 million and $4.3 million for the three-month periods ended March 31, 2000 and 1999, respectively.

       On April 23, 1999, the Company completed its initial public offering of securities. After deducting expenses, Proxicom received approximately $46.9 million in proceeds from this transaction. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 1,350,000 shares of common stock at the offering's $6.50 per share offering price. Proxicom received approximately $8.2 million in proceeds from this option, which was exercised on May 21, 1999.

       On October 14, 1999, Proxicom completed a follow-on public offering of its securities. After deducting expenses, Proxicom received approximately $49.0 million in proceeds from this transaction

       On March 26, 1999, Proxicom merged with ad hoc Interactive, Inc., a California-based Internet solutions provider, by exchanging 1,659,542 shares of Proxicom common stock and rights to receive 78,666 shares of Proxicom common stock for all of the outstanding stock and stock rights of ad hoc Interactive. The transaction was accounted for as a pooling of interests.

       During the three-month period ended March 31, 2000, the Company issued 1,198,214 shares of common stock through the exercise of stock options and the sale of stock through the Company's Employee Stock Purchase Plan. The Company received net proceeds of approximately $4.2 million from these issuances.

       Proxicom anticipates the existing sources of liquidity and funds generated from operations should provide adequate cash to fund its currently anticipated cash needs through at least the next 18 months. To the extent Proxicom is unable to fund its operations from cash flows, it may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, such financing will be obtainable on terms favorable to Proxicom.

SUBSEQUENT EVENTS

       On April 19, 2000, Proxicom completed its acquisition of Clarity IBD Limited, a United Kingdom e-business development consultancy company ("Clarity"). Proxicom acquired all of the issued shares of Clarity in exchange for 1,291,046 shares of Proxicom common stock and approximately $16.0 million in cash. The acquisition will be recorded under the purchase method of accounting.

       Stock options outstanding under Clarity's share option plan converted into options to acquire an aggregate of 43,558 shares of Proxicom common stock. The Company anticipates recording charges of approximately $49.5 million and $16.1 million of goodwill and compensation expense, respectively, as a result of this transaction. These charges will be amortized on a straight-line basis over two to four years. The goodwill recorded in the Clarity acquisition is based on estimates and may be adjusted as additional information becomes available.

RECENT ACCOUNTING PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101A, no later than April 1, 2000. We believe the adoption of SAB 101, as amended by SAB 101A, has not had a material adverse effect on our financial position, results of operations or cash flows.

       In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS Nos. 133 and 137 will not have a material effect on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Proxicom is exposed to interest rate risk related to its borrowings under the credit facility with Bank of America, N.A. There were no borrowings outstanding under the credit facility as of March 31, 2000.

       The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and debt agreements. The Company's investment policy calls for investment in short-term, low risk instruments. At March 31, 2000, the Company had $126.5 million invested in commercial paper. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Company manages its exposure to interest rate risk through investing in securities with maturities of one year or less.

       The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived 4.9% of its revenues for period ended March 31, 2000, from services performed in Germany, Italy, Spain and the United Kingdom. Since the revenue and expenses of the Company's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Company to currency translation risk with respect to the reported results of its foreign operations as well as to risk sometimes associated with international operations. In addition, the Company may be subject to currency risk when the Company's service contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts. Germany, Spain and Italy have traditionally had relatively stable currencies. The Company does not hedge its foreign currency exposure. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Proxicom held a Special Meeting of Stockholders on January 27, 2000 for the purpose of considering and voting upon a proposal to approve an amendment to the Proxicom, Inc. 1996 Stock Option Plan to increase the number of authorized shares of Proxicom common stock, par value $0.01 per share, to be issued under the plan from 7,000,000 to 14,000,000 shares. The proposal was approved by the stockholders. A total of 15,571,203 votes were cast for the proposal, 3,688,321 votes were cast against the proposal, 2,405 votes abstained and there were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.    Exhibits:

           10.1      Proxicom, Inc. Amended and Restated 1996 Stock Option Plan

           10.2 Executive Employment Agreement between Proxicom, Inc. and Heiner Rutt

           27.1      Financial Data Schedule

     b.    Reports on Form 8-K:

           Proxicom filed a current report on Form 8-K on January 26, 2000 announcing that its Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend. The 8-K also noted that Proxicom issued a press release on January 26, 2000 describing the stock split and announcing financial results for the three-month period and year ended December 31, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PROXICOM, INC.



Date:  May 15, 2000                 /s/ Kenneth J. Tarpey
                                    ----------------------------------------
                                    Kenneth J. Tarpey
                                    Executive Vice President, Chief Financial
                                    and Officer and Treasurer (duly authorized
                                    to sign on behalf of the Registrant)