Form 10-Q
period 2000-06-30
PROXICOM INC
filed 2000-08-14
CIK 1070052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of August 10, 2000, the issuer had 56,429,982 shares of common stock outstanding.

                                 PROXICOM, INC.

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                              PAGE NO.
                                                                                                              --------
                                     PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         as of December 31, 1999 and June 30, 2000...........................................................     1

         Consolidated Statements of Operations
         for the Three-Month and Six-Month Periods Ended
         June 30, 1999 and June 30, 2000.....................................................................     2

         Consolidated Statements of Cash Flows
         for the Six-Month Periods Ended June 30, 1999
         and June 30, 2000...................................................................................     3

         Notes to Consolidated Financial Statements..........................................................     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................................................    11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................    18


                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds...........................................................    19


Item 4.  Submission of Matters to a Vote of Security Holders.................................................    19


Item 6.  Exhibits and Reports on Form 8-K....................................................................    20

                                     PART I.

                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                 PROXICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,          JUNE 30,
                                                                                    1999                2000
                                                                                                    (UNAUDITED)
                                                                                -------------      --------------

                                                        ASSETS

Current assets:
   Cash and cash equivalents....................................................   $  113,819         $ 70,348
   Investments..................................................................        5,819           38,449
   Accounts receivable, net of allowance of $655 and $909, respectively.........       24,043           40,776
   Unbilled services............................................................        1,865            2,197
   Prepaid income taxes.........................................................          173                -
   Prepaid expenses.............................................................        1,886            2,172
   Deferred tax and other current assets........................................        1,295            3,517
                                                                                    ---------        ---------
     Total current assets.......................................................      148,900          157,459

Property and equipment, net.....................................................        5,063           11,185
Goodwill and other intangibles..................................................            -           46,129
Deferred tax assets and other...................................................        6,151           11,354
                                                                                    ---------        ---------
     Total assets...............................................................   $  160,114         $226,127
                                                                                   ==========         ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable.......................................................   $    1,345       $    5,702
   Accrued compensation.........................................................        8,298           13,927
   Employee withholdings, stock purchase plan...................................        2,140            2,471
   Deferred revenue.............................................................        3,533            3,845
   Other accrued liabilities....................................................        1,539            6,086
                                                                                    ---------        ---------
     Total current liabilities..................................................       16,855           32,031
Long term deferred tax liability................................................            -            2,320
                                                                                    ---------        ---------
     Total liabilities..........................................................       16,855           34,351

Commitments and contingencies (Note 6) Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 1999 and
      June 30, 2000.............................................................           --               --
   Common stock, $0.01 par value; 100,000,000 shares authorized,
     52,642,482 shares issued and 52,536,224 outstanding at December 31,
     1999; 56,192,239 shares issued and outstanding at June 30, 2000............          526              561
   Additional paid-in capital...................................................      162,715          226,899
   Retained deficit.............................................................      (19,884)         (19,250)
   Accumulated other comprehensive income.......................................          124              214
   Deferred compensation........................................................            -          (16,648)
   Treasury stock...............................................................         (222)               -
                                                                                    ---------        ---------
     Total stockholders' equity.................................................      143,259          191,776
                                                                                    ---------        ---------

Total liabilities and stockholders' equity......................................   $  160,114       $  226,127
                                                                                   ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          --------------------------    --------------------------
                                                             1999           2000            1999           2000
                                                          -----------    -----------    -----------     ----------
Revenue................................................    $ 16,221       $  50,923     $   29,475       $  89,090
Cost of revenue (inclusive of non-cash compensation
   expense of $108, $67, $225 and $102, respectively)..       9,019          23,965         16,928          42,382
                                                           --------       ---------      ---------       ---------
Gross profit...........................................       7,202          26,958         12,547          46,708
                                                           --------       ---------      ---------       ---------

Operating expenses:
   General and administrative (exclusive of non-cash
      compensation expense of $0, $1.827, $0 and $1.827,
      respectively)....................................       5,596          18,611         10,158          31,708
   Selling and marketing...............................         787           4,201          1,437           7,795
   Stock-based compensation............................           -           1,827              -           1,827
   Amortization of intangible assets...................           -           3,486              -           3,486
   Acquisition and merger costs........................           -               -            300               -
                                                           --------       ---------       --------       ---------
     Total.............................................       6,383          28,125         11,895          44,816
                                                           --------       ---------         ------       ---------

Income (loss) from operations..........................         819          (1,167)           652           1,892
Interest income, net...................................         476           1,455            411           3,144
                                                           --------       ---------      ---------       ---------
Income before income taxes.............................       1,295             288          1,063           5,036
Income tax provision...................................         531           2,346            447           4,402
                                                           --------       ---------      ---------       ---------
Net income (loss)......................................         764          (2,058)           616             634
Non-cash dividend on beneficial conversion of
   convertible preferred stock.........................           -               -         (4,873)              -
                                                           --------       ---------      ---------      ----------
Net income (loss) available to common stockholders.....    $    764       $  (2,058)     $  (4,257)      $     634
                                                           ========       ==========     =========      =========
Basic net income (loss) per common share...............    $   0.02       $   (0.04)     $   (0.11)     $     0.01
                                                           ========       =========      =========      ==========
Diluted net income (loss) per common share.............    $   0.01       $   (0.04)     $   (0.11)     $     0.01
                                                           ========       =========      =========      ==========
Weighted average shares used in computing basic
   income (loss) per share amount......................      46,032          55,095         38,234          54,399
                                                           ========       =========      =========       =========
Weighted average shares used in computing diluted
   income (loss) per share amount......................      53,230          55,095         38,234          63,665
                                                           ========       =========      =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                --------------------------------
                                                                                      1999              2000
                                                                                -----------------  -------------
                                                                                            (UNAUDITED)

Cash flows (used in) provided by operating activities:
  Net income....................................................................    $     616        $     634
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Non-cash stock compensation.................................................          223            1,895
    Non-cash warrant expense....................................................            -            1,038
    Depreciation ...............................................................          740            1,208
    Amortization of intangible assets...........................................            -            3,486
    Provision for doubtful accounts.............................................          (74)             254
    Income tax benefit from stock-based award...................................            -            9,670
    Increase in deferred income taxes...........................................          (68)          (6,108)
    Changes in assets and liabilities:
      Increase in accounts receivable...........................................       (5,051)         (15,267)
      Increase in unbilled services.............................................       (2,422)            (332)
      Increase in prepaid expenses..............................................       (1,005)             (98)
      Decrease in prepaid income taxes..........................................            -              173
      Increase in other assets..................................................         (151)          (1,437)
      Increase in trade accounts payable........................................        1,060            4,357
      (Decrease) increase in accrued compensation...............................         (217)           5,449
      Decrease in note payable..................................................       (1,400)               -
      Increase in employee withholdings.........................................            -              331
      Increase in deferred revenue..............................................           21              312
      (Decrease) increase in other accrued liabilities..........................         (548)           1,373
                                                                                    ----------       ---------
        Net cash (used in) provided by operating activities.....................       (8,276)           6,938
                                                                                    ---------        ---------

Cash flows used in investing activities:
  Investment in subsidiary, net of cash.........................................            -          (18,977)
  Purchases of property and equipment...........................................       (1,365)          (6,828)
  Purchases of investments......................................................     (414,538)         (69,400)
  Sales of investments..........................................................      358,410           36,861
                                                                                    ---------        ---------
        Net cash used in investing activities ..................................      (57,493)         (58,344)
                                                                                    ---------        ---------

Cash flows from financing activities:
  Issuance of convertible preferred stock, Series D.............................        7,279                -
  Proceeds from initial public offering.........................................       54,310                -
  Exercise of stock warrants....................................................        8,000                -
  Issuance of shares through ESPP...............................................            -            2,129
  Exercise of stock options.....................................................        1,921            5,807
  Borrowings on lines of credit.................................................        4,550            4,900
  Payments on lines of credit...................................................      (10,104)          (4,900)
  Subchapter S Corporation distributions........................................         (130)               -
                                                                                    ----------       ---------
        Net cash provided by financing activities...............................       65,826            7,936
                                                                                    ---------        ---------

  Effect of exchange rate change................................................            -               (1)
                                                                                    ---------        ---------

Net increase (decrease) in cash and cash equivalents............................           57          (43,471)
Cash and cash equivalents at beginning of period................................        2,586          113,819
                                                                                    ---------        ---------
Cash and cash equivalents at end of period......................................    $   2,643        $  70,348
                                                                                    =========        =========


        The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                ------------------------------
                                                                                      1999              2000
                                                                                -----------------  -----------

Supplemental disclosure of non-cash investing activities:
  Common stock issued for acquisition of Subsidiary..............................            -           27,254
  Common Stock issued for future services related to
  acquisition of subsidiary......................................................                        18,475


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

     In the opinion of management, the consolidated financial statements for the three-month and six-month periods ended June 30, 1999 and 2000 reflect all normal and recurring adjustments, which are necessary for a fair presentation of Proxicom's financial position, results of operations and of cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these consolidated statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with Proxicom's audited consolidated financial statements and notes thereto for the period ended December 31, 1999, included in the Form 10-K filed by Proxicom with the Securities and Exchange Commission (SEC File No. 0-25741). The consolidated results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

     On January 24, 2000, the Board of Directors approved a two-for-one stock split, effective February 24, 2000, for common shareholders of record as of February 9, 2000. The financial statements of the Company, including references to all common stock shares and per share data, have been retroactively restated to reflect the stock split.


2.   ACQUISITION OF SUBSIDIARY

     On April 19, 2000, Proxicom completed its acquisition of Clarity IBD Limited, a United Kingdom e-business development consultancy company
("Clarity") for approximately $46.7 million (including direct acquisition costs of $3.5 million) consisting of $16.0 million in cash and 769,440 shares of Proxicom common stock with a value of $27.2 million. The Company announced the acquisition on April 11, 2000. The common stock was valued at $35.42 per share, which was determined as the average of the Company's closing stock price for the week ended April 14, 2000.

     In addition to the 769,440 shares of common stock, 521,606 shares were issued to principal owners/employees of Clarity. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition. The value of these shares is $18.5 million, which is included in stockholders' equity as deferred compensation and is being amortized on a straight line basis over the two-year vesting period. The Company recognized stock compensation amortization expense of $1.8 million during the three-months ended June 30, 2000. Remaining unamortized deferred compensation as of June 30, 2000 is $16.7 million.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective fair values. Management obtained an independent valuation for the allocation of the excess purchase price over net tangible assets acquired. Based on this allocation, management has attributed the excess purchase price to acquired service agreements, customer relationships, assembled workforce and goodwill. The Company recorded a deferred tax liability of $2.4 million for nondeductible expenses associated with these intangible assets. This amount has been included as part of goodwill. The cost of these intangible assets will be amortized on a straight line basis over three years. The Company recognized amortization expense on intangible assets (including goodwill) of $3.5 million during the three-months ended June 30, 2000. Remaining unamortized intangible assets as of June 30, 2000 is $46.1 million.

     The results of operations of Clarity have been reflected in the financial statements as of the acquisition date. The following table reflects unaudited pro forma combined results of the Company and Clarity as if the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:



                                                      SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------
                                                     1999                2000
                                                    ---------         ----------
                                                     (IN THOUSANDS, EXCEPT PER
                                                           SHARE AMOUNTS)

Revenues ..................................         $  32,179          $ 91,644
                                                    =========          ========
Net Loss ..................................         $ (16,028)         $ (5,324)
                                                    =========          ========
Net Loss per basis share ..................         $   (0.41)         $  (0.10)
                                                    =========          ========
Net Loss per diluted share ................         $   (0.41)         $  (0.10)
                                                    =========          ========




These unaudited pro forma results of operations include adjustments to reflect
(1) additional amortization expense relating to intangible assets which result from the purchase method of accounting; (2) additional compensation expense related to the shares issued to the former Clarity owners and held in escrow;
(3) a net reduction in interest income; and (4) additional tax benefit relating to conforming Clarity to the Company's tax position.

     The unaudited pro forma combined results of operations may not be comparable to and may not be indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999 or at the beginning of 2000 or of future operations of the combined companies because the operating companies were not under common control of management and had different tax and capital structures during the periods presented.

3.   SUPPLEMENTAL CASHFLOW INFORMATION

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                -------------------------------
                                                                                      1999              2000
                                                                                -----------------  ------------
Business acquisition:
  Cash paid for business acquisition............................................    $       -         $ 19,467
  Less: cash acquired...........................................................            -             (489)
                                                                                    ---------           ------
  Cash paid for business acquisition, net.......................................            -           18,978
  Issuance of common stock for business acquisition.............................            -           27,254
                                                                                    ---------           ------
  Total purchase price..........................................................            -           46,232
  Fair value of net liabilities assumed, net of cash............................            -             (944)
                                                                                    ---------           ------
Excess of fair value over net assets acquired...................................    $       -         $ 47,176
                                                                                    =========           ======


4.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations.

Basic Net Income (Loss) Per Common Share

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                            1999          2000
                                                     ---------------   ---------
                                                      (IN THOUSANDS, EXCEPT PER
                                                            SHARE AMOUNTS)

Net income (loss) available to common stockholders    $          764   $ (2,058)
                                                      ==============   ========

Weighted average shares of common stock outstanding           46,032     55,095
                                                      ==============  =========
Basic net income (loss)
per common share ..................................   $         0.02   $  (0.04)
                                                      ==============   ========



                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                      --------------------
                                                        1999        2000
                                                      ---------   --------

                                                      (IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)

Net income (loss) available to common stockholders    $ (4,257)   $    634
                                                      ========    ========

Weighted average shares of common stock


outstanding ...................................        38,234       54,399
                                                     ========     ========

Basic net income (loss) per common share ......      $  (0.11)    $   0.01
                                                     ========     ========


     Basic net income per share is computed using the weighted average number of common shares outstanding and excludes the effect of common stock equivalents.

Diluted Net Income (Loss) Per Common Share


                                                                             THREE MONTHS ENDED JUNE 30,
                                                                            ----------------------------
                                                                                1999          2000
                                                                            ------------   -------------
                                                                              (IN THOUSANDS, EXCEPT PER
                                                                                     SHARE AMOUNTS)

Net income (loss) available to common stockholders ..........................   $    764    $   (2,058)
                                                                                ========    ==========

Weighted average shares of common stock outstanding .........................     46,032        55,095

Incremental shares for rights to receive shares and options assumed exercised
under common stock option plans .............................................      7,198          --
                                                                                --------    ----------
Adjusted shares of common stock equivalents for computation .................     53,230        55,095
                                                                                ========    ==========
Diluted net income (loss) per common share ..................................   $   0.01    $    (0.04)
                                                                                ========    ==========


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                   1999          2000
                                                                              ---------------  -----------
                                                                                (IN THOUSANDS, EXCEPT PER
                                                                                     SHARE AMOUNTS)

Net income (loss) available to common stockholders ..........................   $     (4,257)   $   634
                                                                                ============    =======
Weighted average shares of common stock outstanding .........................         38,234     54,399

Incremental shares for rights to receive shares and options assumed exercised
under common stock option plans .............................................           --        9,266
                                                                                ------------    -------
Adjusted shares of common stock equivalents for computation .................         38,234     63,665
                                                                                ============    =======
Diluted net income (loss) per common share ..................................   $      (0.11)   $  0.01
                                                                                ============    =======


     Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the entity.

     Diluted net income per share is computed using the weighted average number of common shares outstanding, dilutive stock options and warrants using the treasury stock method.

5.   CAPITAL STOCK

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

     In January 2000, employee participants in the Company's Employee Stock Purchase Plan ("ESPP") were distributed 385,388 shares of common stock at $5.53 per share for the semi-annual participation period ended December 31, 1999. A total of 2,000,000 shares are available for purchase under the ESPP. For the semi-annual period ended June 30, 2000, participants purchased 58,157 shares at $40.69 per share under the ESPP. These shares were distributed to participants in July 2000.

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

     On April 19, 2000, Proxicom completed its acquisition of Clarity IBD Limited for approximately $46.7 million (including direct acquisition costs of $3.5 million), consisting of $16.0 million in cash and 769,440 shares of Proxicom common stock with a value of $27.2 million. The common stock was valued at $35.42 per share, which was determined as the average of the Company's closing stock price for the week ended April 14, 2000. In addition to the 769,440 shares of common stock, 521,606 shares were issued to principal owners/employees of Clarity. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition. The value of these shares is $18.5 million.

     The Company's treasury stock was re-issued to employees through the ESPP and the 1996 Stock Option Plan during the three-months ended March 31, 2000.

6.   CONTINGENCIES

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

7.   COMPREHENSIVE INCOME

     Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on investments of the period. For the three-month and six-month periods ended June 30, 2000, comprehensive income was $(1,967) and $724, respectively.

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

     Our revenue generally consists of fees generated from professional services. We provide our services on a time and material basis and fixed-price, fixed-timeframe basis. When we provide services on a time and materials basis, we recognize revenue as we incur costs. In time and materials service situations, we also use our estimation process and a Proxicom senior management member approves these proposals. When we provide services on a fixed-price, fixed-timeframe basis, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity. A Proxicom management member must approve all of our fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract by contract basis and recognize such provisions in the period in which the losses are determined.

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

     In April 2000, Proxicom completed its acquisition of Clarity IBD Limited, a United Kingdom e-business development consultancy company for approximately $65.2 million (including direct acquisition costs of $3.5 million). Proxicom acquired all of the issued ordinary shares of Clarity in exchange for 1,291,046 shares of Proxicom common stock, par value $0.01 per share, and approximately $16.0 million in cash. In addition, options outstanding under Clarity's share option plan converted into options to acquire an aggregate of 43,558 shares of Proxicom common stock. A portion of the shares issued in this transaction have been retained in escrow as security for the performance of the indemnity obligations of the Clarity shareholders and a portion of the shares issued have been retained subject to issuance upon the continued employment of certain management shareholders of Clarity.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:


                                          THREE-MONTH PERIOD      SIX-MONTH PERIOD
                                            ENDED JUNE 30,          ENDED JUNE 30,
                                         --------------------   -------------------
                                            1999       2000        1999       2000
                                         --------   ---------   ----------  -------
Revenue ............................       100.0%     100.0%      100.0%     100.0%
Cost of revenue ....................        55.6       47.0        56.4       47.6
                                           -----      -----       -----      -----
Gross profit .......................        44.4       53.0        42.6       52.4
                                           -----      -----       -----      -----
Operating expenses:
 General and administrative ........        34.5       36.5        34.5       35.6
 Selling and marketing .............         4.8        8.3         4.9        8.7
 Stock-based compensation ..........         0.0        3.6         0.0        2.1
 Amortization of intangible assets .         0.0        6.8         0.0        3.9
 Acquisition and merger costs ......         0.0        0.0         1.0        0.0
                                           -----      -----       -----      -----
Total ..............................        39.3       55.2        40.4       50.3
                                           -----      -----       -----      -----
Income (loss) from operations ......         5.1       (2.2)        2.2        2.1
Interest income, net ...............         2.9        2.8         1.4        3.5
                                           -----      -----       -----      -----
Income (loss) before income taxes ..         8.0        0.6         3.6        5.6
Income tax (benefit) provision .....         3.3        4.6         1.5        4.9
                                           -----      -----       -----      -----
Net income (loss) ..................         4.7%      (4.0)%       2.1%       0.7%
                                           =====      =====       =====      =====

     THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1999 AND SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 1999

     Revenue. For the three-month period ended June 30, 2000, revenue increased $34.7 million, or 214.2%, to $50.9 million from $16.2 million for the three-month period ended June 30, 1999. This increase was primarily attributable to the increase in both the average size and number of our engagements. No individual client contributed 10% or more of our revenue for the three-month and six-month periods ended June 30, 2000 or 1999.

     For the six-month period ended June 30, 2000, revenue increased $59.6 million, or 202.0%, to $89.1 million from $29.5 million for the six-month period ended June 30, 1999. This increase was primarily attributable to the increase in both the average size and number of our engagements. We believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful and that you should not rely on these comparisons as indicators of future performance.

     Cost of Revenue. Cost of revenue consists primarily of compensation and associated employee benefits for personnel directly assigned to client projects, and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. Cost of revenue increased $15.0 million, or 166.7%, to $24.0 million for the three-month period ended June 30, 2000, from $9.0 million for the three-month period ended June 30, 1999. These costs increased $25.5 million, or 150.9%, to $42.4 million for the six-month period ended June 30, 2000 from $16.9 million for the six-month period ended June 30, 1999. These increases were due primarily to increases in the number of personnel needed to service our client engagements. Service project personnel increased from 392 at June 30, 1999 to 853 at June 30, 2000. As a percentage of revenue, cost of revenue decreased from 55.6% to 47.0% for the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999, and from 56.4% to 47.6% for the six-month period ended June 30, 2000, as compared to the six-month period ended June 30, 1999.

     Gross Profit. For the three-month period ended June 30, 2000, gross profit increased $19.8 million, or 275.0%, to $27.0 million from $7.2 million for the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000, gross profit increased $34.2 million, or 273.6%, to $46.7 million from $12.5 million for the six-month period ended June 30, 1999. These increases reflect the increase in revenue during the periods in 2000. As a percentage of revenue, gross profit increased from 44.4% to 53.0% for the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999. As a percentage of revenue, gross profit increased from 42.6% to 52.4% for the six-month period ended June 30, 2000, as compared to the six-month period ended June 30, 1999. These percentage increases primarily reflect increased overall utilization of consulting and delivery personnel.

     General and Administrative. General and administrative costs consist of salaries for executive and selected senior management, finance, recruiting, administrative groups and associated employee benefits, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel and all other branch and corporate costs. These costs increased $13.0 million, or 232.1%, to $18.6 million for the three-month period ended June 30, 2000 from $5.6 million for the three-month period ended June 30, 1999. These costs increased $21.5 million, or 210.8%, to $31.7 million for the six-month period ended June 30, 2000 from $10.2 million for the six-month period ended June 30, 1999. These increases were due primarily to increased facilities and related expenses to support our growth. As a percentage of revenue, general and administrative expenses increased from 34.5% to 36.5% for the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999, and from 34.5% to 35.6% for the six-month period ended June 30, 2000, as compared to the six-month period ended June 30, 1999. In the three-month period ending June 30, 2000, bad debt expenses increased approximately $1.4 million over the three month period ending June 30, 1999. This increase was attributable to higher bad debt reserve requirements resulting from the growth of the company's revenues and insolvency issues with two customers during the three-month period ending June 30, 2000. We believe the currect allowance for doubtful accounts balance of $909,000 is sufficient for other potential doubtful accounts.

     Selling and Marketing. Selling and marketing costs consist primarily of salaries, benefits, and travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs increased $3.4 million, or 432.0%, to $4.2 million for the three-month period ended June 30, 2000 from $787,000 for the three-month period ended June 30, 1999. Selling and marketing costs increased $6.4 million, or 457.1%, to $7.8 million for the six-month period ended June 30, 2000 from $1.4 million for the six-month period ended June 30, 1999. Approximately 85.4% and 82.8% of these increases were attributable to increased marketing and promotion initiatives for the three-month and six-month periods ended June 30, 2000, respectively. The remainder was primarily due to increases in the number of sales and marketing personnel. As a percentage of revenue, selling and marketing costs increased from 4.8% to 8.3% for the three-month period ended June 30, 2000, as compared to the three-month period ended June 30, 1999, and from 4.9% to 8.7% for the six-month period ended June 30, 2000, as compared to the six-month period ended June 30, 1999.

     Amortization of Intangibles. Amortization of intangible assets consists primarily of amortization of service agreements, customer list, assembled workforce and goodwill resulting from the acquisition of Clarity in April 2000. Amortization of these costs for the three and six-month periods ended June 30, 2000 was $3.5 million. The Company did not have any amortization cost related to intangible assets for the three and six-month periods ended June 30, 1999. Intangible assets related to the Clarity acquisition will be amortized over three years.

     Acquisition and Merger Costs. Acquisition costs incurred in the three-month and six-month periods ended June 30, 2000 were in connection with the acquisition of Clarity and reflected in purchase price accounting. We incurred charges of approximately $300,000 for the six-month period ended June 30, 1999 for the costs associated with the ad hoc Interactive transaction. All transaction costs were related to investment banking fees, professional fees and other direct expenses.

     Stock-Based Compensation. We incurred charges of $1.8 million in stock-based and other compensation in the three and six-month periods ended June 30, 2000 for costs associated with the Clarity acquisition. In connection with the Clarity acquisition, certain employees/owners of Clarity were issued 521,606 shares of common stock of the Company. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition. Included in cost of revenue are stock based compensation charges of $67,000 and $102,000 for the three and six-month periods ended June 30, 2000.

     Interest Income, Net. Interest income, net increased $979,000 to interest income of $1.5 million for the three-month period ended June 30, 2000 from interest income of $476,000 for the three-month period ended June 30, 1999. Interest income, net increased $2.7 million to interest income of $3.1 million for the six-month period ended September 30, 1999 from interest income of $411,000 for the six-month period ended June 30, 1999. These increases were due primarily to interest income earned on proceeds raised in our initial and follow-on public offerings during 1999. We generally invest in highly rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

     Income Tax (Benefit) Provision. The $531,000 and $447,000 income tax provision in the three and six-month periods ended June 30, 1999 represents combined federal, state and foreign income taxes at an effective rate of 41.0% and 42.1%, respectively. The combined $2.3 million income tax provision for the three-month period ended June 30, 2000 is an effective rate of 814.6%, or 41.9% excluding the $5.3 million non-deductible amortization and stock compensation charges. The $4.4 million income tax provision in the six-month period ended June 30, 2000 represents combined federal, state and foreign income taxes at an effective rate of 87.4%, or 42.5% excluding the $5.3 million non-deductible amortization and stock compensation charges. We have recorded our income tax provision based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised if necessary to reflect current estimates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $10.0 million revolving credit facility with Bank of America, N.A. to be used for working capital purposes and permitted acquisitions. The interest rate on the amounts borrowed under the credit agreement is the Eurodollar Daily Floating Rate plus 1.25%. The credit facility expires on August 31, 2000 and will renew automatically for one additional year at the sole discretion of Bank of America, N.A. The credit facility requires the Company to maintain liquid assets of at least $10.0 million. As of June 30, 2000, the Company had no outstanding borrowings under the credit facility.

     Additionally, the Company has an Uncommitted Standby Letter of Credit ("Standby Letter of Credit") with Bank of America, N.A. for $15.0 million. This credit facility expires on March 31, 2002. The letter of credit fee is 1% annually of the outstanding letters of credit written on this facility. As of June 30, 2000, the entire $15.0 million Standby Letter of Credit was fully committed. The Company also has an additional $2.2 million committed under separate outstanding letters of credit with Bank of America which reduces the amounts available for borrowing under the aforementioned $10.0 million line of credit with Bank of America.

     As of June 30, 2000, the Company had approximately $70.3 million in cash and cash equivalents and $38.4 million in short-term investments. Net cash provided by (used in) operating activities was $6.9 million and ($8.3) million for the six-months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities remained consistent at $58.3 million and $57.5 million for the six-months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities decreased $57.9 million to $7.9 million for the six-months ended June 30,

2000 from $65.8 million for the six-months ended June 30, 1999. This decrease was primarily attributable to $54.3 million of cash received in 1999 from the Company's initial public offering.

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

     On October 14, 1999, the Company completed a follow-on public offering of its securities. After deducting expenses, Proxicom received approximately $49.0 million in proceeds from this transaction.

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

     During the six-month period ended June 30, 2000, the Company issued 2,195,901 shares of common stock through the exercise of stock options and the sale of stock through the Company's Stock Option Plan and Employee Stock Purchase Plan, respectively. The Company received net proceeds of approximately $8.0 million from these issuances.

     Proxicom anticipates the existing sources of liquidity and funds generated from operations should provide adequate cash to fund its current anticipated cash needs through at least the next 18 months. To the extent Proxicom is unable to fund its operations from cash flows, it may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, such financing will be obtainable on terms favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. We believe the adoption of

SAB 101, as amended by SAB 101B, has not had a material adverse effect on our financial position, results of operations or cash flows.

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

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation is July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN. 44 will not have an effect on the current or historical consolidated financial statements, but may impact its future accounting regarding stock option transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Proxicom is exposed to interest rate risk related to its borrowings under the credit facility with Bank of America, N.A. There were no borrowings outstanding under the credit facility as of June 30, 2000.

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and debt agreements. The Company's investment policy calls for investment in short-term, low risk instruments. At June 30, 2000, the Company had $108.8 million invested in commercial paper and money market accounts. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Company manages its exposure to interest rate risk through investing in securities with maturities of one year or less.

     The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived 12.6% of its revenues for period ended June 30, 2000 from services performed in Germany, Italy, Spain, France and the United Kingdom. Since the revenue and expenses of the Company's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Company to currency translation risk with respect to the reported results of its foreign operations as well as to risk sometimes associated with international operations. In addition, the Company may be subject to currency risk when the Company's service contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts. Germany, the United Kingdom and Spain have traditionally had relatively stable currencies. The Company does not hedge its foreign currency exposure. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

                                    PART II.

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 19, 2000, Proxicom issued 1,291,046 shares of its common stock valued at approximately $45.7 million to the former stockholders of Clarity IBD Limited, a a United Kingdom e-business development consultancy company, in consideration of Proxicom's acquisition of that company. In connection with this issuance, Proxicom relied on the exemptions from registration under the Securities Act of 1933 provided in Regulation D and Regulation S thereunder. Of the shares sold, 76,569 shares, valued at approximately $2.7 million, were sold in reliance upon Regulation D and 1,214,477 shares, valued at approximately $43.0 million, were sold in reliance upon Regulation S.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Proxicom held its 2000 annual meeting of stockholders on May 16, 2000. All of the proposals presented for stockholder consideration at the annual meeting were approved. The following sets forth information regarding each matter voted upon at the 2000 annual meeting. There were 53,971,664 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2000 annual meeting. Each share of common stock voted on the proposals set forth below had one vote per share.

     Proposal 1. The stockholders approved a proposal to elect each of the nominees to the board of directors for a three-year term which will expire at the annual meeting of stockholders in 2003. The tabulation of votes on this proposal is as follows:

Nominees
(Three-Year Term):                              For                             Withhold Authority
------------------                              ----------                      ------------------
Jack Kemp                                       39,257,749                      25,466
John A. McKinley, Jr.                           39,258,749                      24,466
Mario M. Morino                                 39,257,749                      25,466

         Proposal 2. The stockholders approved a proposal to approve the Company's Amended and Restated 1996 Stock Option Plan as amended to permit awards under the plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The tabulation of votes on this proposal is as follows:


                          Votes For                 37,805,499
                          Votes Against              1,394,866
                          Abstentions                   82,850
                          Broker Non-Votes                   0


     Proposal 3. The stockholders approved the proposal to amend the Company's 1997 Stock Option Plan for Non-Employee Directors (a) to increase the total number of shares available for issuance under the plan from 700,000 to 1,200,000 and (b) to revise the number of shares subject to options granted when a non-employee director is first elected to the Board from 35,000 shares to 45,000 shares and to revise the number of shares subject to additional options granted to each non-employee director upon reelection to the Board from 35,000 shares to 45,000 shares. The tabulation of votes on this proposal is as follows:

                          Votes For                 34,781,670
                          Votes Against              4,418,565
                          Abstentions                   82,890
                          Broker Non-Votes                   0


     Proposal 4. The stockholders ratified the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000. The tabulation of votes on this proposal is as follows:

                          Votes For                 39,165,475
                          Votes Against                110,110
                          Abstentions                    7,630
                          Broker Non-Votes                   0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits:

          10.1        1996 Amended and Restated 1996 Stock Option Plan
          10.2        1997 Stock Option Plan for Non-Employee Directors, as amended
          10.3        Uncommitted Standby Letter of Credit dated March 27, 2000 with Bank of America, N.A.
          27.1        Financial Data Schedule

     b.   Reports on Form 8-K:

     On April 20, 2000, Proxicom filed a current report on Form 8-K announcing its acquisition of Clarity IBD Limited, a United Kingdom e-business development consultancy company, pursuant to a Share Exchange Agreement, dated as of April 11, 2000, by and among Proxicom and Clarity's shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PROXICOM, INC.



Date:  August 14, 2000              /s/ Kenneth J. Tarpey
                                    ---------------------------------------
                                    Kenneth J. Tarpey
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Treasurer (duly authorized
                                    to sign on behalf of the
                                    Registrant)