Form 10-Q
period 2000-09-30
PROXICOM INC
filed 2000-11-14
CIK 1070052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-25741

                                 PROXICOM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                   52-1770631
              --------                                   ----------
      (State of Organization)            (I.R.S. Employer Identification Number)

11600 Sunrise Valley Drive, Reston, VA                      20191
--------------------------------------                      -----
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (703) 262-3200

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01
                                 ---------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of November 6, 2000, the issuer had 56,651,921 shares of common stock outstanding.

                                 PROXICOM, INC.

                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
                                                                                                       --------
                               PART I - CONSOLIDATED FINANCIAL INFORMATION

             Item 1.      Consolidated Financial Statements

                              Consolidated Balance Sheets
                              as of December 31, 1999 and September 30, 2000................               1

                              Consolidated Statements of Operations
                              for the Three-Month and Nine-Month Periods Ended
                              September 30, 1999 and September 30, 2000.....................               2

                              Consolidated Statements of Cash Flows
                              for the Nine-Month Periods Ended September 30, 1999
                              and September 30, 2000........................................               3

                              Notes to Consolidated Financial Statements....................               5

             Item 2.     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations............................               9

             Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........              13


                                       PART II - OTHER INFORMATION



             Item 6.     Exhibits and Reports on Form 8-K..................................               14

                                     PART I.

                       CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                 PROXICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                                       1999              2000
                                                                                                      (UNAUDITED)
                                                                                    ------------      -----------

                                              ASSETS

                 Current assets:
                    Cash and cash equivalents..................................        $ 113,819       $  55,938
                    Investments................................................            5,819          55,205
                    Accounts receivable, net of allowance of $655 and $1,247,
                      respectively.............................................           24,043          44,256
                    Unbilled services..........................................            1,865           3,182
                    Prepaid income taxes.......................................              173              --
                    Prepaid expenses...........................................            1,886           2,588
                    Deferred tax and other current assets......................            1,295           4,579
                                                                                   -------------    ------------
                      Total current assets.....................................          148,900         165,748

                 Property and equipment, net...................................            5,063          14,225
                 Goodwill and other intangibles................................                -          42,250
                 Deferred tax assets and other.................................            6,151          10,741
                                                                                   -------------    ------------
                      Total assets.............................................        $ 160,114       $ 232,964
                                                                                   =============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                 Current liabilities:
                    Trade accounts payable.....................................    $       1,345       $   6,003
                    Accrued compensation.......................................            8,298          14,135
                    Employee withholdings, stock purchase plan.................            2,140           1,455
                    Deferred revenue...........................................            3,533           4,418
                    Deferred tax liability.....................................               --           3,000
                    Other accrued liabilities..................................            1,539           5,319
                                                                                   -------------    ------------
                      Total current liabilities................................           16,855          34,330
                 Long term deferred tax liability..............................               --           2,076
                                                                                   -------------    ------------
                      Total liabilities........................................           16,855          36,406

                 Commitments and contingencies (Note 6)

                  Stockholders' equity:
                    Preferred stock, $0.01 par value; 10,000,000 shares
                      authorized, no shares issued and outstanding at
                      December 31, 1999 and September 30, 2000.................               --              --
                    Common stock, $0.01 par value; 100,000,000 shares
                      authorized, 52,642,482 shares issued and 52,536,224
                      outstanding at December 31, 1999; 56,643,309 shares
                      issued and outstanding at September 30, 2000.............              526             565
                    Additional paid-in capital.................................          162,715         232,039
                    Retained deficit...........................................          (19,884)        (21,309)
                    Accumulated other comprehensive income.....................              124            (398)
                    Deferred compensation......................................               --         (14,339)
                    Treasury stock.............................................             (222)             --
                                                                                   -------------    ------------
                      Total stockholders' equity...............................          143,259         196,558
                                                                                   -------------    ------------
                 Total liabilities and stockholders' equity....................    $     160,114    $    232,964
                                                                                   =============    ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                         ----------------------------------  -------------------------------
                                                               1999              2000              1999            2000
                                                         ----------------  ----------------  ----------------  -------------
    Revenue...........................................       $ 23,592          $ 60,076         $ 53,067           $149,166
    Cost of revenue (inclusive of non-cash compensation
       expense of $106, $14, $331 and $116,
       respectively)..................................         12,176            28,192           29,104             70,574
                                                              -------           -------         --------           --------
    Gross profit......................................         11,416            31,884           23,963             78,592
                                                              -------           -------         --------           --------

    Operating expenses:
       General and administrative (exclusive of
          non-cash compensation expense of $0, $2.3,
          $0 and $4.1, respectively)..................          7,833            21,805           17,991             53,513
       Selling and marketing..........................          1,696             3,915            3,133             11,710
       Stock-based compensation.......................              -             2,309                -              4,136
       Amortization of intangible assets..............              -             4,225                -              7,711
       Foreign currency transaction loss..............              -               360                -                360
       Acquisition and merger costs...................              -                 -              300                  -
                                                              -------           -------         --------           --------
         Total........................................          9,529            32,614           21,424             77,430
                                                              -------           -------         --------           --------

    Income (loss) from operations.....................          1,887              (730)           2,539              1,162
    Interest income, net..............................            701             1,393            1,112              4,537
                                                              -------           -------         --------           --------
    Income before income taxes........................          2,588               663            3,651              5,699
    Income tax provision..............................          1,066             3,108            1,513              7,510
                                                              -------           -------         --------           --------
    Net income (loss).................................          1,522            (2,445)           2,138             (1,811)
    Non-cash dividend on beneficial conversion of
       convertible preferred stock....................              -                 -           (4,873)                 -
                                                              -------           -------         --------           --------
    Net income (loss) available to common stockholders       $  1,522          $ (2,445)        $ (2,735)          $ (1,811)
                                                             ========          ========         ========           ========
    Basic net income (loss) per common share..........       $   0.03          $  (0.04)        $  (0.07)          $  (0.03)
                                                             ========          ========         ========           ========
    Diluted net income (loss) per common share........       $   0.03          $  (0.04)        $  (0.07)          $  (0.03)
                                                             ========          ========         ========           ========
    Weighted average shares used in computing basic
       income (loss) per share amount.................         49,684            55,948           41,688             54,850
                                                             ========          ========         ========           ========
    Weighted average shares used in computing diluted
       income (loss) per share amount.................         58,380            55,948           41,688             54,850
                                                             ========          ========         ========           ========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              -----------------------------
                                                                                 1999               2000
                                                                              ----------         ----------
                                                                                      (UNAUDITED)
                     Cash flows (used in) provided by operating activities:
                       Net income (loss)...............................       $   2,138          $  (1,811)
                       Adjustments to reconcile net income
                         to net cash used in operating activities:
                         Non-cash stock compensation...................             328              4,205
                         Non-cash warrant expense......................             300              1,555
                         Depreciation and amortization.................             986              9,863
                         Provision for doubtful accounts...............             (71)               592
                         Income tax benefit from stock-based award.....               -              9,670
                         Increase (decrease) in deferred income taxes..             312             (6,107)
                         Changes in assets and liabilities:
                           Increase in accounts receivable.............          (9,704)           (19,086)
                           Decrease (increase) in unbilled services....           2,355             (1,317)
                           Increase in prepaid expenses................            (806)              (514)
                           Decrease in prepaid income taxes............               -                173
                           Increase in other assets....................          (1,315)            (2,132)
                           Increase (decrease) in trade accounts
                             payable...................................              (5)             4,658
                           Increase in accrued compensation............           3,008              5,657
                           Increase in taxes payable...................               -              2,281
                           Decrease in note payable....................          (1,400)                 -
                           Decrease in employee withholdings...........               -               (685)
                           Increase in deferred revenue................           1,007                885
                           Increase in other accrued liabilities.......             781              1,326
                                                                              ---------          ---------
                             Net cash (used in) provided by operating
                               activities..............................          (2,086)             9,213
                                                                              ---------          ---------
                     Cash flows used in investing activities:
                       Investment in subsidiary, net of cash...........               -            (19,323)
                       Purchases of property and equipment.............          (1,738)           (10,811)
                       Purchases of investments........................               -            (86,261)
                       Sales of investments............................             278             36,862
                                                                              ---------          ---------
                             Net cash used in investing activities.....          (1,460)           (79,533)
                                                                              ---------          ---------
                     Cash flows from financing activities:
                       Issuance of convertible preferred stock,
                         Series D......................................           7,279                  -
                       Proceeds from initial public offering...........          54,310                  -
                       Exercise of stock warrants......................           8,000                  -
                       Issuance of shares through ESPP.................               -              4,516
                       Exercise of stock options.......................           3,196              8,432
                       Borrowings on lines of credit...................           4,550              4,900
                       Payments on lines of credit.....................         (10,104)            (4,900)
                       Subchapter S Corporation distributions..........            (131)                 -
                                                                              ---------          ---------
                             Net cash provided by financing activities.          67,100             12,948
                                                                              ---------          ---------
                       Effect of exchange rate change..................               -               (509)
                                                                              ---------          ---------
                     Net increase (decrease) in cash and cash
                       equivalents.....................................          63,554            (57,881)
                     Cash and cash equivalents at beginning of period..           2,586            113,819
                                                                              ---------          ---------
                     Cash and cash equivalents at end of period........       $  66,140          $  55,938
                                                                              =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 ------------------------
                                                                                    1999          2000
                                                                                 ----------   ------------
                      Supplemental disclosure of non-cash investing activities:
                        Common stock issued for acquisition of subsidiary.......       -         27,254

                        Common stock issued for future services related
                          to acquisition of subsidiary..........................       -         18,475

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

     In the opinion of management, the consolidated financial statements for the three-month and nine-month periods ended September 30, 1999 and 2000 reflect all normal and recurring adjustments which are necessary for a fair presentation of Proxicom's financial position, results of operations and of cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these consolidated statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with Proxicom's audited consolidated financial statements and notes thereto for the period ended December 31, 1999 included in the Form 10-K filed by Proxicom with the Securities and Exchange Commission (SEC File No. 0-25741). The consolidated results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

     On January 24, 2000, the Board of Directors approved a two-for-one stock split, effective February 24, 2000, for common shareholders of record as of February 9, 2000. The financial statements of the Company, including references to all common stock shares and per share data, have been retroactively restated to reflect the stock split.

2.   ACQUISITION OF SUBSIDIARY

     On April 19, 2000, Proxicom completed its acquisition of Clarity IBD Limited, a United Kingdom e-business development consultancy company ("Clarity") for approximately $47.0 million (including direct acquisition costs of $3.8 million) consisting of $16.0 million in cash and 769,440 shares of Proxicom common stock with a value of $27.2 million. The Company announced the acquisition on April 11, 2000. The common stock issued in the acquisition was valued at $35.42 per share, which was determined as the average of the Company's closing stock price for the week ended April 14, 2000.

     In addition to the 769,440 shares of common stock issued in the acquisition, 521,606 shares were issued to principal owners/employees of Clarity. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition. The value of these shares is $18.5 million, which is included in stockholders' equity as deferred compensation and is being amortized on a straight-line basis over the two-year vesting period. The Company recognized stock compensation amortization expense of $2.3 million during the three-months ended September 30, 2000. Remaining unamortized deferred compensation at September 30, 2000 is $14.3 million.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective fair values. Management obtained an independent valuation for the allocation of the excess purchase price over net tangible assets acquired. Based on this allocation, management has attributed the excess purchase price to acquired service agreements, customer relationships, assembled workforce and goodwill. The Company recorded a deferred tax liability of $2.4 million for nondeductible expenses associated with these intangible assets. This amount has been included as part of goodwill. The cost of these intangible assets will be amortized on a straight-line basis over three years. The Company recognized amortization expense on intangible assets (including goodwill) of $4.2 million during the three-months ended September 30, 2000. Remaining unamortized intangible assets as of September 30, 2000 is $42.3 million.

     The results of operations of Clarity have been reflected in the financial statements as of the acquisition date. The following table reflects unaudited pro forma combined results of the Company and Clarity as if the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                    1999                 2000
                                                                  ---------           -----------
                                                                   (IN THOUSANDS, EXCEPT PER
                                                                        SHARE AMOUNTS)
Revenues.....................................................     $ 57,737           $151,720
                                                                  ========           ========
Net Loss.....................................................     $(21,418)          $ (7,767)
                                                                  ========           ========
Net Loss per basis share.....................................     $  (0.50)          $  (0.14)
                                                                  ========           ========
Net Loss per diluted share...................................     $  (0.50)          $  (0.14)
                                                                  ========           ========

These unaudited pro forma results of operations include adjustments to reflect
(1) additional amortization expense relating to intangible assets which result from the purchase method of accounting; (2) additional non-cash compensation expense related to the shares issued to the former Clarity owners and held in escrow; (3) a net reduction in interest income; and (4) additional tax benefit relating to conforming Clarity to the Company's tax position.

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

3.   SUPPLEMENTAL CASHFLOW INFORMATION

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                     1999               2000
                                                                  ----------         ------------
Business acquisition:
  Cash paid for business acquisition..........................    $      -            $ 19,811
  Less: cash acquired.........................................           -                (489)
                                                                  --------            --------
  Cash paid for business acquisition, net.....................           -              19,322
  Issuance of common stock for business acquisition...........           -              27,254
                                                                  --------            --------
  Total purchase price........................................           -              46,576
  Fair value of net liabilities assumed, net of cash..........           -                (944)
                                                                  --------            --------
Excess of fair value over net assets acquired.................    $      -            $ 47,520
                                                                  ========            ========

4. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computations.

Basic Net Income (Loss) Per Common Share

                                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                                        ----------------------------------
                                                                                              1999               2000
                                                                                         ---------------     -------------
                                                                                             (IN THOUSANDS, EXCEPT PER
                                                                                                    SHARE AMOUNTS)
                    Net income (loss) available to common stockholders................          $1,522         $(2,445)
                                                                                                ======         =======

                    Weighted average shares of common stock outstanding...............          49,684          55,948
                                                                                                ======         =======
                    Basic net income (loss)
                    per common share..................................................        $   0.03       $    (0.04)
                                                                                              ========       ==========


                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                        1999              2000
                                                                                  -----------------   --------------
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                           PER SHARE AMOUNTS)
              Net income (loss) available to common
                stockholders...................................................   $          (2,735)  $     (1,811)
                                                                                  =================   ============
              Weighted average shares of common stock
              outstanding......................................................              41,688         54,850
                                                                                  =================   ============

              Basic net income (loss) per common share.........................   $           (0.07)  $      (0.03)
                                                                                  =================   ============

     Basic net income per share is computed using the weighted average number of common shares outstanding and excludes the effect of common stock equivalents.

Diluted Net Income (Loss) Per Common Share

                                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                        1999                2000
                                                                                  -----------------  ---------------
                                                                                        (IN THOUSANDS, EXCEPT PER
                                                                                             SHARE AMOUNTS)

              Net income (loss) available to common stockholders...............             $ 1,522       $ (2,445)
                                                                                       ============       ========

              Weighted average shares of common stock outstanding..............              49,684         55,948

              Incremental shares for rights to receive shares and options
              assumed exercised under common stock option plans................               8,696             --
                                                                                       ------------       --------
              Adjusted shares of common stock equivalents for computation......              58,380         55,948
                                                                                       ============       ========
              Diluted net income (loss) per common share.......................             $  0.03       $  (0.04)
                                                                                       ============       ========

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                         1999               2000
                                                                                  -----------------  ---------------
                                                                                        (IN THOUSANDS, EXCEPT PER
                                                                                             SHARE AMOUNTS)
              Net income (loss) available to common stockholders................       $ (2,735)          $ (1,811)
                                                                                       ========           ========
              Weighted average shares of common stock outstanding...............         41,688             54,850

              Incremental shares for rights to receive shares and options
              assumed exercised under common stock option plans.................             --                 --
                                                                                       --------           --------

              Adjusted shares of common stock equivalents for computation.......         41,688             54,850
                                                                                       ========           ========
              Diluted net income (loss) per common share........................       $  (0.07)          $  (0.03)
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

     On April 23, 1999, the Company completed its initial public offering of securities and issued 8,000,000 shares of common stock at $6.50 per share. Automatically upon the initial public offering of securities, all 4,231,194 of the then outstanding shares of convertible preferred stock were converted to 8,462,388 shares of common stock. At the same time, Proxicom amended its Certificate of Incorporation to increase the number of authorized common shares from 50,000,000 to 100,000,000 shares and to increase the number of authorized shares of preferred stock from 7,000,000 to 10,000,000 shares. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 1,350,000 shares of common stock at the offering's $6.50 per share offering price. This was exercised on May 21, 1999. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $54.3 million.

     On October 14, 1999, the Company completed a follow-on public offering of its securities, which resulted in the issuance of 2,000,000 shares of common stock at $26.19 per share. Proceeds to the Company from the follow-on offering, net of underwriting discounts and costs of the offering, were approximately $49.0 million.

     In February 1999, the Company's board of directors authorized an Employee Stock Purchase Plan ("ESPP"). A total of 2,000,000 shares are available for purchase under the ESPP distributed on a semi-annual basis in January and July of each year. Employee participants were distributed 385,388 shares of common stock at $5.53 per share and 58,352 shares of common stock at $40.69 per share under the ESPP in January and July 2000, respectively.

     On September 24, 1999, Proxicom and General Electric Company entered into a Master Services Agreement for the 12-month period ended September 24, 2000. As part of the agreement, Proxicom issued General Electric a warrant to purchase 300,000 shares of common stock at an exercise price of $24.94 per share, the closing price of the common stock on the date of the agreement. The fair value of the warrant has been reflected as a reduction to the related contract revenue over the service period of the agreement. In February 2000, General Electric exercised this warrant and received a net of 156,122 shares of common stock of the Company.

     On April 19, 2000, Proxicom completed its acquisition of Clarity IBD Limited for approximately $47.0 million (including direct acquisition costs of $3.8 million), consisting of $16.0 million in cash and 769,440 shares of Proxicom common stock with a value of $27.2 million. The common stock issued in the acquisition was valued at $35.42 per share, which was determined as the average of the Company's closing stock price for the week ended April 14, 2000. In addition to the 769,440 shares of common stock issued in the acquisition, 521,606 shares were issued to principal owners/employees of Clarity. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition. The value of these shares is $18.5 million.

     The Company's treasury stock was re-issued to employees in January 2000 through the ESPP and the 1996 Stock Option Plan.

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

7.   COMPREHENSIVE INCOME

     Comprehensive income (loss) includes net income, foreign currency translation adjustments and unrealized gains and losses on investments. For the three-month and nine-month periods ended September 30, 2000, comprehensive loss was $3.1 million and $2.3 million, respectively.

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

     Our revenue generally consists of fees generated from professional services. We provide our services on a time and materials basis and fixed-price, fixed-timeframe basis. When we provide services on a time and materials basis, we recognize revenue as we incur costs. In pricing time and materials engagements, we use our estimation process and a Proxicom senior management member approves these proposals. When we provide services on a fixed-price, fixed-timeframe basis, we use an internally developed process to estimate and propose fixed prices for such projects. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity. A Proxicom management member must approve all of our fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract by contract basis and recognize such provisions in the period in which the losses are determined.

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

     In April 2000, Proxicom completed its acquisition of Clarity IBD Limited, a United Kingdom e-business development consultancy company for approximately $65.5 million (including direct acquisition costs of $3.8 million). Proxicom acquired all of the issued ordinary shares of Clarity in exchange for 1,291,046 shares of Proxicom common stock, par value $0.01 per share, and approximately $16.0 million in cash. In addition, options outstanding under Clarity's share option plan converted into options to acquire an aggregate of 43,558 shares of Proxicom common stock. A portion of the shares issued in this transaction have been retained in escrow as security for the performance of the indemnity obligations of the Clarity shareholders and a portion of the shares issued have been retained subject to issuance upon the continued employment of certain management shareholders of Clarity.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:


                                                       THREE-MONTH PERIOD                     NINE-MONTH PERIOD
                                                       ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                              -----------------------------------   ----------------------------
                                                     1999               2000               1999              2000
                                              -----------------  -----------------  ----------------- -----------
            Revenue........................         100.0%             100.0%             100.0%            100.0%
            Cost of revenue................          51.6               46.9               54.8              47.3
                                                    -----              -----              -----             -----
            Gross profit...................          48.4               53.1               45.2              52.7
                                                    -----              -----              -----             -----
            Operating expenses:
             General and administrative....          33.2               36.3               33.9              35.9
             Selling and marketing.........           7.2                6.5                5.9               7.8
             Stock-based compensation......           0.0                3.9                0.0               2.8
             Amortization of intangible
               assets......................           0.0                7.0                0.0               5.2
             Foreign currency transaction
               loss........................           0.0                0.6                0.0               0.2
             Acquisition and merger cost...           0.0                0.0                0.6               0.0
                                                    -----              -----              -----             -----
            Total..........................          40.4               54.3               40.4              51.9
                                                    -----              -----              -----             -----
            Income (loss) from operations..           8.0               (1.2)               4.8               0.8
            Interest income, net...........           3.0                2.3                2.1               3.0
                                                    -----              -----              -----             -----
            Income (loss) before income
              taxes........................          11.0                1.1                6.9               3.8
            Income tax (benefit) provision.           4.5                5.2                2.9               5.0
                                                    -----              -----              -----             -----
            Net income (loss)..............           6.5%              (4.1)%              4.0%             (1.2)%
                                                    =====              =====              =====             =====

 THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED
               TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

     Revenue. For the three-month period ended September 30, 2000, revenue increased $36.5 million, or 154.6%, to $60.1 million from $23.6 million for the three-month period ended September 30, 1999. This increase was primarily attributable to the increase in the average size of our engagements. Three clients each contributed 11% of our revenue for the three-month period ended September 30, 2000. No individual client contributed more than 10% of our revenue for the three months ended September 30, 1999.

     For the nine-month period ended September 30, 2000, revenue increased $96.1 million, or 181.1%, to $149.2 million from $53.1 million for the nine-month period ended September 30, 1999. This increase was primarily attributable to the increase in the average size of our engagements. No individual client contributed more than 10% of our revenue for the nine months ended September 30, 2000 or 1999. We believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful and that you should not rely on these comparisons as indicators of future performance.

     Cost of Revenue. Cost of revenue consists primarily of compensation and associated employee benefits for personnel directly assigned to client projects, and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. Cost of revenue increased $16.0 million, or 131.5%, to $28.2 million for the three-month period ended September 30, 2000, from $12.2 million for the three-month period ended September 30, 1999. These costs increased $41.5 million, or 142.5%, to $70.6 million for the nine-month period ended September 30, 2000 from $29.1 million for the nine-month period ended September 30, 1999. These increases were due primarily to increases in the number of personnel needed to service our client engagements. Service project personnel increased from 492 at September 30, 1999 to 989 at September 30, 2000. As a percentage of revenue, cost of revenue decreased from 51.6% to 46.9% for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999, and from 54.8% to 47.3% for the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999.

     Gross Profit. For the three-month period ended September 30, 2000, gross profit increased $20.5 million, or 179.4%, to $31.9 million from $11.4 million for the three-month period ended September 30, 1999. For the nine-month period ended September 30, 2000, gross profit increased $54.6 million, or 228.0%, to $78.6 million from $24.0 million for the nine-month period ended September 30, 1999. These increases reflect the increase in revenue during the periods in 2000. As a percentage of revenue, gross profit increased from 48.4% to 53.1% for the three-month period ended September

30, 2000, as compared to the three-month period ended September 30, 1999. As a percentage of revenue, gross profit increased from 45.2% to 52.7% for the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999. These percentage increases primarily reflect increased overall utilization of consulting and delivery personnel.

     General and Administrative. General and administrative costs consist of salaries for executive and selected senior management, finance, recruiting and administrative personnel and associated employee benefits, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel and all other branch and corporate costs. These costs increased $14.0 million, or 178.4%, to $21.8 million for the three-month period ended September 30, 2000 from $7.8 million for the three-month period ended September 30, 1999. These costs increased $35.5 million, or 197.4%, to $53.5 million for the nine-month period ended September 30, 2000 from $18.0 million for the nine-month period ended September 30, 1999. These increases were due primarily to increased facilities and related expenses to support our growth. As a percentage of revenue, general and administrative expenses increased from 33.2% to 36.3% for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999, and from 33.9% to 35.9% for the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999.

     Selling and Marketing. Selling and marketing costs consist primarily of salaries, benefits, and travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs increased $2.2 million, or 130.9%, to $3.9 million for the three-month period ended September 30, 2000 from $1.7 for the three-month period ended September 30, 1999. Selling and marketing costs increased $8.6 million, or 273.8%, to $11.7 million for the nine-month period ended September 30, 2000 from $3.1 million for the nine-month period ended September 30, 1999. Approximately 28.3% and 68.3% of these increases were attributable to increased marketing and promotion initiatives for the three-month and nine-month periods ended September 30, 2000, respectively. The remainder was primarily due to increases in the number of sales and marketing personnel. As a percentage of revenue, selling and marketing costs decreased from 7.2% to 6.5% for the three-month period ended September 30, 2000, as compared to the three-month period ended September 30, 1999, and increased from 5.9% to 7.8% for the nine-month period ended September 30, 2000, as compared to the nine-month period ended September 30, 1999.

     Stock-Based Compensation. We incurred charges of $2.3 million and $4.2 million in stock-based and other compensation in the three and nine-month periods ended September 30, 2000 related to the Clarity acquisition. In connection with the Clarity acquisition, certain employees/owners of Clarity were issued 521,606 shares of common stock of the Company. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition.

     Amortization of Intangibles. Amortization of intangible assets consists primarily of amortization of service agreements, customer lists, assembled workforce and goodwill resulting from the acquisition of Clarity in April 2000. Amortization of these costs for the three and nine-month periods ended September 30, 2000 was $4.2 million and $7.7 million, respectively. The Company did not have any amortization cost related to intangible assets for the three and nine-month periods ended September 30, 1999. Intangible assets related to the Clarity acquisition will be amortized over three years.

     Foreign Currency Transaction Loss. Foreign currency transaction losses incurred in the three-month and nine-month periods ended September 30, 2000 were $360,000. This loss was a result of the change in exchange rates between the transaction date and the settlement date of foreign entity operations where the transactions were denominated in currencies other than the foreign entities functional currency.

     Acquisition and Merger Costs. Acquisition costs were incurred in the three-month and nine-month periods ended September 30, 2000 in connection with the acquisition of Clarity which was accounted for using the purchase price method of accounting. We incurred acquisition charges of approximately $300,000 for the nine-month period ended September 30, 1999 with respect to the ad hoc Interactive transaction. All transaction costs were related to investment banking fees, professional fees and other direct expenses.

     Interest Income, Net. Interest income, net increased $693,000 to $1.4 million for the three-month period ended September 30, 2000 from $701,000 for the three-month period ended September 30, 1999. Interest income, net increased $3.4 million to $4.5 million for the nine-month period ended September 30, 1999 from $1.1 million for the nine-month period ended September 30, 1999. These increases were due primarily to interest income earned on proceeds raised in our initial and follow-on public offerings during 1999. We generally invest in highly rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

     Income Tax (Benefit) Provision. The $1.1 million and $1.5 million income tax provision in the three and nine-month periods ended September 30, 1999, respectively, represents combined federal, state and foreign income taxes at an effective rate of 41.2%. The combined $3.1 million income tax provision for the three-month period ended September 30, 2000 is an effective rate of 468.9%, or 43.1% excluding $6.5 million of non-deductible amortization and stock compensation charges. The $7.5 million income tax provision in the nine-month period ended September 30, 2000 represents combined federal, state and foreign income taxes at an effective rate of 131.8%, or 42.7% excluding $11.9 million of non-deductible amortization and stock compensation charges. We have recorded our income tax provision based on estimates of the effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised if necessary to reflect current estimates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $10.0 million revolving credit facility with Bank of America, N.A. to be used for working capital purposes and permitted acquisitions. The interest rate on the amounts borrowed under the credit agreement is the Eurodollar Daily Floating Rate plus 1.25%. The credit facility expires on August 31, 2001 and will renew automatically for one additional year at the sole discretion of Bank of America, N.A. The credit facility requires the Company to maintain liquid assets of at least $10.0 million. As of September 30, 2000, the Company had no outstanding borrowings under the credit facility.

     Additionally, the Company has an Uncommitted Standby Letter of Credit ("Standby Letter of Credit") with Bank of America, N.A. for $25.0 million. This credit facility expires on March 31, 2002. The letter of credit fee is 1% annually of the outstanding letters of credit written on this facility. As of September 30, 2000, the entire $25.0 million Standby Letter of Credit was fully committed. The Company also has an additional $9.9 million committed under separate outstanding letters of credit with Bank of America which reduces the amounts available for borrowing under the aforementioned $10.0 million line of credit with Bank of America.

     As of September 30, 2000, the Company had approximately $55.9 million in cash and cash equivalents and $55.2 million in short-term investments. Net cash provided by (used in) operating activities was $9.2 million and ($2.1) million for the nine-months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities was $79.5 million and $1.5 million for the nine-months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities decreased $54.2 million to $12.9 million for the nine-months ended September 30, 2000 from $67.1 million for the nine-months ended September 30, 1999. This decrease was primarily attributable to $54.3 million of cash received in 1999 from the Company's initial public offering.

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

     During the nine-month period ended September 30, 2000, the Company issued 2,646,971 shares of common stock pursuant to the exercise of stock options under the Company's Stock Option Plan and the sale of stock through the Company's Employee Stock Purchase Plan. The Company received net proceeds of approximately $13.0 million from these issuances.

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

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS Nos. 133 and 137, as further amended by SFAS No. 138, will not have a material effect on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Proxicom is exposed to interest rate risk related to its borrowings under the credit facility with Bank of America, N.A. There were no borrowings outstanding under the credit facility as of September 30, 2000.

     The Company is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and debt agreements. The Company's investment policy calls for investment in short-term, low risk instruments. At September 30, 2000, the Company had $78.3 million invested in commercial paper and money market accounts. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Company manages its exposure to interest rate risk through investing in securities with maturities of one year or less.

     The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived 15.6% of its revenues for the period ended September 30, 2000 from services performed in Germany, Italy, Spain, France and the United Kingdom. Since the revenue and expenses of the Company's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Company to currency translation risk with respect to the reported results of its foreign operations as well as to risk sometimes associated with international operations. In addition, the Company may be subject to currency risk when the Company's service contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts. Germany, the United Kingdom and Spain have traditionally had relatively stable currencies. The Company does not hedge its foreign currency exposure. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

                                   PART II.

                              OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.   EXHIBITS:
                       27.1   Financial Data Schedule

b.   REPORTS ON FORM 8-K:

     On July 3, 2000, Proxicom amended its current report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2000, to add financial information for Proxicom reflecting the acquisition of Clarity IBD Limited. Proxicom acquired Clarity on April 19, 2000 pursuant to the Share Exchange Agreement, dated as of April 11, 2000, by and among Proxicom and Clarity's shareholders. The Form 8-K was also amended to add a financial data schedule and the consent of Grant Thornton, independent auditors of Clarity.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PROXICOM, INC.


                Date:  November 14, 2000        /s/ Kenneth J. Tarpey
                                                ---------------------------
                                                Kenneth J. Tarpey
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Treasurer (duly authorized
                                                to sign on behalf of the
                                                Registrant)