Form 10-K
period 2000-12-31
PROXICOM INC
filed 2001-02-23
CIK 1070052

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to

                       Commission File Number: 0-25741

                                PROXICOM, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                      52-1770631
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

    11600 SUNRISE VALLEY DRIVE RESTON, VA                          20191
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 262-3200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                 TITLE OF CLASS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of February 16, 2001, is $272,337,279.

As of February 16, 2001, there were 56,944,817 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Proxy Statement for the 2001 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................     1
Item 2.   Properties..................................................    16
Item 3.   Legal Proceedings...........................................    16
Item 4.   Submission of Matters to a Vote of Security Holders.........    16

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    16
Item 6.   Selected Financial Data.....................................    17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    17
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................    24
Item 8.   Financial Statements and Supplementary Data.................    25
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    25

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........    25
Item 11.  Executive Compensation......................................    25
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    25
Item 13.  Certain Relationships and Related Transactions..............    25

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................    25

SIGNATURES............................................................    27
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS............................   F-1

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

                                     PART I

ITEM 1.  BUSINESS.

     In January 2000, our Board of Directors approved a two-for-one stock split in the form of a stock dividend paid on February 24, 2000 to the stockholders of record on February 9, 2000. Information in this report with respect to common shares and common share prices reflects this stock split.

OVERVIEW

     Proxicom is a leading e-business consulting and development company, delivering innovative multi-channel solutions to Global 1000 companies and other large businesses. Since 1994, we have focused exclusively on the Internet and have successfully completed over 1,000 client engagements.

     Our Internet solutions have included

     - business-to-consumer electronic commerce Internet sites for Toyota Motor Sales, USA, Elisabeth by Liz Claiborne, ColeHaan and Chase Manhattan Bank;

     - business-to-business electronic commerce extranets for Merrill Lynch & Co. and McKesson HBOC;

     - company-specific intranets for GE Plastics and Marriott International;
       and

     - multi-channel solutions such as a wireless e-commerce application for Abbey National Bank.

     We apply our proprietary methodology, the Proxicom Process, in all of our client engagements. Using the Proxicom Process, we integrate strategy, technology and creative services to help our clients transform their businesses with multi-channel Internet solutions. We organize the delivery of our services into seven vertical industry groups: Automotive and Manufacturing; Communications and High Tech; Consumer Goods and Retail; Energy; Financial Services; Media and Entertainment; and Service Industries.

INDUSTRY BACKGROUND

     The Internet provides opportunities to transform businesses and entire industries. Companies are using the Internet and related emerging technologies to communicate and transact business on a one-to-one basis with existing customers and to target and acquire new customers. At the same time, companies are using the Internet to collaborate with their supply-chain partners, enable electronic commerce and manage distribution relationships. The Internet has also allowed businesses to identify new product and service offerings that extend and complement their core markets.

     Faced with growing competition, deregulation and globalization, companies are increasingly looking to the Internet to build and retain competitive advantage. Much as client/server technologies opened information access within organizations in the late 1980s, the Internet now offers the potential for organizations to extend their businesses beyond traditional limits. The Internet extends the business role of technology from employee-focused productivity enhancement to customer-focused revenue generation. As a result, organizations are investing in the strategic use of Internet solutions to transform their core business and technology strategies.

     Successful adoption of the Internet in this new context poses strategic, technical and marketing challenges. Alignment of business and Internet strategies requires an understanding of how the Internet transforms relationships between businesses and their internal organizations, customers and business partners. In addition, companies must be able to integrate new Internet applications with their existing systems. Furthermore, a successful result requires that the Internet solution be appropriately targeted to align with current and potential customers.

     Few companies have the range of skills necessary to successfully transform the way they use technology and implement Internet solutions. Internet-based solutions are frequently more complex than traditional systems implementations and require not only technical skills but exceptional creative and information design skills to convey desired information in a user-friendly and meaningful manner. In addition, the rapid pace of technical advancement makes it difficult for businesses to effectively assess and deploy constantly evolving technologies. Developing, integrating and managing the skill sets required to successfully implement Internet solutions is a complex and challenging undertaking, particularly for large businesses with legacy information technology divisions.

     The combination of these factors has created a significant and growing demand for Internet professional services. Gartner Dataquest, an industry research group, estimates that the market for worldwide consulting and development and integration services will grow at a compound annual growth rate of 46% from $41 billion in 2000 to $272 billion in 2005. In addition, according to Datamonitor, another industry research group, the global market for mobile commerce solutions is expected to be $4.7 billion by 2005.

     Vendors addressing the Internet professional services market can be broadly divided into three major categories:

     - Large systems integrators that provide either technology expertise across a wide range of offerings or more focused expertise related to specific components of Internet-based solutions.

     - Strategy consulting firms that help companies define business models that allow their clients to successfully use the Internet as a new channel to reach customers and suppliers.

     - Internet professional services providers, or e-services firms, that bring creative, technology or strategy expertise related to the Internet together in a single firm. Different firms will place varying degrees of emphasis in these three areas of expertise.

     We believe companies are increasingly searching for a single-source professional services firm that can deliver integrated strategy, technology and creative skills specifically targeted at developing multi-channel e-business solutions. We believe firms in the Internet professional services providers' category, such as Proxicom, best meet this demand. Furthermore, we believe that companies will increasingly look to e-services firms that can leverage industry best practices, scale to suit the needs of clients, demonstrate increased predictability of success for e-business solutions and decrease risks associated with implementation.

PROXICOM'S SOLUTION

     We are an e-business consulting and development firm that focuses on creating business value for our clients. Our solution has six essential elements:

     - integrated e-business strategy, technology and creative services;

     - industry and business domain expertise;

     - in-depth Internet and emerging technologies expertise;

     - a structured, proprietary methodology, the Proxicom Process;

     - a knowledge management and knowledge sharing infrastructure; and

     - expertise in solution architectures that take advantage of strategic alliances that we have developed with companies such as Aether Systems, Intel, iPlanet, Microsoft, and Sun Microsystems.

     INTEGRATED E-BUSINESS STRATEGY, TECHNOLOGY AND CREATIVE SERVICES

     We develop and deliver our solutions using highly integrated, multi-disciplinary teams that apply the collective strengths of strategy, technology and creative services professionals. We focus on ensuring that business processes, perspectives and organizations are seamlessly integrated in a way that speeds solution delivery and provides significant strategic business value to our clients.

     In addition, we believe our integrated expertise helps our clients "see around corners" to anticipate and proactively manage the impact of their multi-channel e-business activities on customers, processes, competitors and organizations. This is increasingly critical as clients move forward with deploying emerging technologies and multi-channel solutions that require more holistic planning and implementation in order to achieve the optimal return on technology investment. An added benefit of our focus on integrated solutions is that it fosters a higher level of collaboration within a client among previously independent business functions and channels.

     INDUSTRY AND BUSINESS DOMAIN EXPERTISE

     Over the course of more than 1,000 engagements since 1994, we have gained significant expertise in specific industries and types of business solutions. Our experience and expertise provide clients in these industries with a clear vision of the Internet's potential to improve their business processes and competitive positions. To effectively draw upon and add to this expertise, we organize our delivery of services into vertical industry groups. In 2000, we expanded and added to our vertical industry groups such that they now include:
Automotive and Manufacturing; Communications and High Tech; Consumer Goods and Retail; Energy; Financial Services; Media and Entertainment; and Service Industries.

     We complement our industry specialization with expertise in cross-industry e-business critical areas such as supply chain management, customer experience and creative strategy, customer relationship management, value modeling, channel planning, organizational design and change management. This allows us to deliver cross-industry best practices and expertise to clients in addition to industry expertise.

     IN-DEPTH INTERNET AND EMERGING TECHNOLOGY EXPERTISE

     We have developed an in-depth understanding of the specific challenges involved in deploying Internet solutions and have become expert at building, extending and complementing Internet-related technologies that have the ability to transform businesses. In addition, we continuously train our employees on innovations in Internet-related technology and cutting-edge solutions. In this way, we are able to help our clients utilize leading-edge technologies and minimize the expenses associated with hiring, training and retaining scarce information technology skill sets. Because our expertise is not limited to a single technology or architecture, we are able to help clients choose the appropriate technology to provide the best long-term business solution.

     PROXICOM PROCESS: PROPRIETARY METHODOLOGY AND MANAGED RISK

     The Proxicom Process is our proprietary methodology for managing client engagements that integrates strategy, technology and creative services. The Proxicom Process emphasizes an iterative development cycle with multiple incremental releases to incorporate user feedback and to keep pace with the Internet's ongoing technological changes. The six phases of the Proxicom Process' development cycle are (a) Plan, (b) Define Internet Strategy, (c) Design Solution, (d) Develop Solution, (e) Deploy Solution and (f) Conclude. Using the Proxicom Process, we structure projects tightly and offer both time-and-materials and fixed-price, fixed-schedule engagements as is most appropriate for the project. We believe this approach improves quality of delivery and alignment of an Internet initiative with a client's business. This approach is geared toward minimizing the risk of technical or competitive obsolescence faced by companies using the Internet.

     KNOWLEDGE MANAGEMENT AND KNOWLEDGE SHARING INFRASTRUCTURE

     We continuously incorporate the multi-disciplinary knowledge gained in our engagements into our organizational knowledge base. This intellectual capital is tracked and stored in our corporate intranet through our Digital Network of Assets, or "DNA", which acts as an integrated knowledge management repository. DNA is a solutions library that facilitates the dissemination of intellectual capital across Proxicom. Additionally, our intranet serves as an internal project management system that captures detailed information on the resources required to achieve specific tasks on a project. In this way, our clients can benefit from industry best practices as well as our experiences. DNA and the project management system improve our ability to predict project completion requirements and increase the reusability of our intellectual capital, thereby reducing risk for our clients.

     In addition, we use internal and external training programs to increase our knowledge capital. Our internal training program, "Proxicom University," conducts hundreds of classes each year to share knowledge and increase individual capabilities in e-strategy, Internet and multi-channel technologies, creative design and Internet solutions management.

PROXICOM'S GROWTH STRATEGY

     Our strategy is to build upon our position as a leading provider of transformational Internet solutions that add significant and measurable business value to Global 1000 companies and other large organizations. The following are the key elements of our strategy.

     LEVERAGE EXISTING CLIENTS

     We must continue to satisfy our existing customers. A strong track record of delivering high quality Internet solutions often increases the amount, scope and sophistication of services requested by such clients. This reinforces our growing reputation as an innovative provider of mission-critical Internet solutions. We also believe that maintaining a reputation for delivering innovative Internet solutions and client satisfaction will increase our ability to attract new clients through increased referral-driven sales and strong references.

     FURTHER PENETRATE AND BROADEN OUR VERTICAL MARKETS

     We believe that our expertise in specific industry groups and industry-specific solutions considerably enhances our ability to help companies apply the Internet to gain competitive advantage. In each of our vertical industry groups, we employ industry experts, pursue targeted sales and marketing, develop industry-specific offerings and capitalize on referrals from existing clients. We will continue to emphasize this focus and seek to expand the scope of our industry expertise.

     CONTINUE GEOGRAPHIC EXPANSION

     We believe that expanding geographically will increase our ability to attract and better service clients. We have already established offices in Boston, Detroit, Chicago, Houston, London, Los Angeles, Munich, New York, Paris, San Francisco, Sausalito, California and Reston, Virginia. All of these offices have contributed to our continued ability to attract large clients. In April 2000, we expanded our London presence through our acquisition of London-based Clarity IBD Limited, adding U.K. clients, management talent and delivery capabilities to our existing office. We plan to continue establishing offices in key geographic locations through an integrated process of organic growth and targeted acquisitions.

     HIRE AND RETAIN SKILLED PROFESSIONALS

     We believe our ability to deliver sophisticated integrated strategy, technology and creative services distinguishes us from other Internet professional services providers. To deliver these services, we must hire and retain skilled professionals in all three disciplines and continue to foster collaboration among them.

     We have a dedicated organizational development team that initiates and oversees the training and development of our professionals. Key organizational development initiatives include a "boot camp" orientation and training program for all new employees and "Proxicom University," which provides ongoing technical and project management classes as well as career path management and guidance. We are committed to recruiting and hiring quality professionals and to maintaining a culture that motivates our staff while cultivating collaboration and retention. In 2000, we expanded our executive management team by hiring individuals for several strategic positions, including president, chief technology officer, and senior vice president for client services, international.

     EVOLVE THE PROXICOM PROCESS

     We believe that continued evolution of the Proxicom Process will strengthen our competitive position. We enhance the Proxicom Process by incorporating best practices identified over numerous engagements. Through a continuous improvement program of standardized and comprehensive project launches and phase-end and project-end review sessions, we continually update project methodologies in real-time. Additionally, periodic trend analyses of project reviews and online user surveys provide valuable feedback for process improvements. This enables clients to benefit from our cumulative experience. We will continue to enhance the Proxicom Process by updating the methodologies used to deliver high quality solutions to clients on time and on budget. All refinements to the Proxicom Process are stored in our Digital Network of Assets, or "DNA."

     LEVERAGE TECHNOLOGY PARTNERSHIPS

     We believe our relationships with leading technology vendors provide increased visibility and sales opportunities. We currently maintain strategic partnerships and alliances with Aether Systems, AOL Time Warner, LoudCloud, Intel Online Services, iPlanet, Microsoft, and Sun Microsystems. We intend to continue to maintain and develop such relationships with leading technology vendors.

PROXICOM'S SERVICES

     We provide a wide range of advisory and development services to deliver multi-channel e-business solutions. These solutions and applications include business-to-consumer electronic commerce and content sites, business-to-business electronic commerce extranets and company-specific intranets. We develop and deploy these solutions through an integrated set of strategy, technology and creative services.

     STRATEGY SERVICES

     Working closely with the client, we help companies develop and improve the way in which they leverage Internet-based technologies to achieve competitive advantage, increase profits and enhance customer relationships. Leveraging expertise in areas such as customer experience, branding, process design and e-business development, we are able to define multi-channel e-business strategies for clients and create roadmaps to the execution of such strategies. These roadmaps are immediately usable by our clients and our creative and technology consultants to implement such strategies. Our strategy consultants continue to work with the client throughout the lifecycle of solution development to refine the client's e-business strategy to ensure achievement of the client's business goals.

     TECHNOLOGY SERVICES

     We develop and integrate multi-channel e-business solutions that incorporate proven and emerging technologies to transform our clients' business processes. We combine sophisticated application development skills (Microsoft, Java and others) with broad capabilities in systems and network architecture design, enterprise application integration, data warehousing, business intelligence and packaged software implementation to design, develop, and deploy highly scalable, mission-critical systems for clients. Our technology consultants work closely with their client counterparts to create solutions appropriate for the client's infrastructure and business processes and which capitalize on existing technology investments. We continuously monitor emerging technology trends and implement timely training for our employees in order to deliver the best possible solutions for our clients.

     CREATIVE SERVICES

     The user/customer experience is the most (and many times, the only) visible part of a client's e-business and multi-channel strategy and is critical to the success of any e-business application. Our creative services teams focus on creating the optimal user experience in both business-to-consumer and business-to-business environments. By working closely with clients and their customers, our creative services teams address, among other things, creative strategy, information architecture, branding, design and content management. This ensures that the final product captures the power of the client's brand and maximizes the ease and quality of experiences for a variety of users.

MULTI-CHANNEL CAPABILITIES

     Recognizing a shift in emerging technologies in 2000, we undertook to develop leading multi-channel capabilities to further provide strategic business value to our clients. Our multi-channel consultants work with the other services groups to provide multi-channel perspective and solutions. In particular, they help clients optimize business processes across channels, balance investment and customer alignment needs, provide research insight into marketplace and customer demand for multi-channel technologies, and assist clients in better understanding emerging technologies, infrastructures and alliance players. We focus on designing multi-channel technology solutions that include emerging digital communication channels such as PC, web, wireless device, interactive television (iTV), kiosks and other information appliances.

THE PROXICOM PROCESS

     We deliver our services using a proprietary multi-phase methodology called the Proxicom Process, which serves as a roadmap to define, develop and manage multi-channel e-business solutions. Using the Proxicom Process, we structure projects tightly and offer both time-and-materials and fixed-price, fixed-schedule engagements as is most appropriate for the project. The iterative nature of the Proxicom Process enables us to refine applications through the extensive use of prototypes and phased application releases. We also use the Proxicom Process to reduce the time-to-market of a deployed solution. The Proxicom Process fully integrates working groups and emphasizes collaboration between the Proxicom team and the client.

     We use the Proxicom Process to manage project scope and client expectations and to deliver solutions on time and on budget. The Proxicom Process offers mechanisms for rapid adoption of best practices and reinforces consistent quality across all projects. It provides for quality assurance with unit, integration and system testing procedures throughout design, development and deployment to ensure quality delivery and client satisfaction. The Proxicom Process also aggregates and replenishes the intellectual capital of our entire organization, thereby leveraging our cumulative experience. We continually seek to evolve the Proxicom Process by identifying best practices during project reviews with our delivery teams and clients.

     All of our client engagements utilize the Proxicom Process, which we customize to suit specific project needs. The inclusion, timing and cost of any phase will depend on the type of solution and the scope of work. The Proxicom Process is scalable and may be used effectively for projects of all sizes. The following are the phases of the Proxicom Process.

     PLAN

     We start all client engagements with standardized and comprehensive project launch activities, often before any consultants set foot on the client site. Team members hold kickoff meetings, reaffirm client expectations, identify critical success factors, refine team roles and responsibilities, develop initial workplans and review planned deliverables. By conducting these activities in a structured yet flexible manner, project teams can focus on Define Internet Strategy phase activities immediately.

     DEFINE INTERNET STRATEGY

     The scope of the Define Internet Strategy phase ranges from defining an Internet vision for the client's overall business to developing a strategy for a specific Internet solution or offering. The Internet vision is a business strategy engagement where we assess the client's opportunities to leverage the Internet both as a technology and as a profitable business medium. The Internet vision engagement often involves our interactive marketing and strategy disciplines, which assess market opportunities and competition. For a specific Internet solution, the Define Internet Strategy deliverables examine the strategic objectives of the solution, how its success will be measured, and how the solution will be marketed, launched and publicized.

     The Define Internet Strategy phase also determines the scope and nature of the engagement and articulates the project's tactical and strategic objectives. Project scope and nature are determined by documenting business, functional, technical and creative requirements. Project objectives are refined over the course of multiple working sessions with the client. This phase results in a project plan outlining tasks, deliverables and key milestones, which are translated into a detailed contractual agreement for the next phases of the engagement. The plan includes detailed cost estimates as well as organizational roles and responsibilities for Proxicom, the client and other parties.

     DESIGN SOLUTION

     The Design Solution phase uses rapid prototyping techniques in an iterative fashion to determine and refine application requirements and specifications. A multi-disciplinary team works in tandem with the client to translate the business, marketing, technical and creative requirements of the solution into a cohesive design. This phase generally has four major parts.

     - CREATIVE DESIGN COMPOSITION. Content and information for the solution are defined and organized. The look and feel of the solution is designed in a series of detailed site flow compositions that show page content, navigation and links. We work closely with the client to coordinate the brand image and advertising campaigns on an ongoing basis.

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

     DEVELOP SOLUTION

     The Develop Solution phase involves the creation of a production-ready solution by developing necessary software and creative components and completing systems integration activities. Unit and integration testing and quality assurance procedures are incorporated throughout the development process to verify that the solution conforms to the design specifications. Testing is performed across multiple browsers and environments to ensure uniform accessibility.

     DEPLOY SOLUTION

     Following completion of integration testing activities in the development environment, the solution is staged to the production environment where it undergoes a final system test of security, performance and reliability. Once the client gives final approval of the developed solution, we work with the client through release and rollout. This work may include system migration, data conversion and training. Marketing programs build awareness of the solution and ensure the solution meets business goals.

     CONCLUDE

     We are committed to delivering a complete client solution, including taking measure of the successfulness of the team. During the Conclude phase, a client satisfaction survey is performed with the client, all client and project documentation is completed, and a project review is performed to contribute to Proxicom's continuous improvement program. Finally, during this phase, all appropriate information is added to our Digital Network of Assets (DNA).

SALES AND MARKETING

     Our sales and marketing activities are aligned with our vertical industry practices. Each vertical industry practice vice president is responsible for developing Proxicom's business within the respective industry, targeting new clients and cultivating repeat business with existing clients. We believe that our vertical industry knowledge and approach is a differentiating factor during the sales process as it demonstrates our understanding of the client's specific business and technology issues. Our sales approach is highly consultative and involves industry and solutions experts who draw on their practical experiences with other clients that have faced similar challenges. We also assign senior client executives to strategic accounts to support and expand client relationships.

     Our sales organization, which spans our seven vertical industry groups, includes more than 65 professionals dedicated to direct sales and client relationship management. These professionals are assigned to specific vertical industry practices to maximize responsiveness to clients and pursue new business opportunities.

     Our marketing efforts are focused on developing the Proxicom brand and generating business opportunities. The marketing function consists of corporate and vertical market programs and teams that span our U.S. and European regions. Our marketing initiatives encompass thought leadership programs and publishing, direct mail, public and industry analyst relations, and event and speaking programs for our executives.

     Proxicom complements its internal sales and marketing efforts with selected industry partnerships. See "Marketing and Technology Alliance Relationships."

CLIENTS

     As of December 31, 2000, we had approximately 90 ongoing client relationships. In 2000, our five largest clients accounted for approximately 34.6% of our revenue, and no single client accounted for more than 10% of total revenues for the year. The following is a representative sample of our current clients.

     A&E Television Networks                       Home Box Office
     Abbey National Bank, plc                      JPMorganChase & Co. and subsidiaries
     Aether Systems, Inc.                          Kristina Internet Business Solutions, S.A.
     AMVEST Corporation                            Marriott International
     Bayer                                         Merrill Lynch
     Black & Decker                                Metrocall, Inc.
     BMW Financial Services                        Primedia, Inc.
     Calpine Corporation                           Renault
     Carlson Wagonlit Travel                       Royal & SunAlliance
     Chelsea Property Group                        School Specialty, Inc.
     Deutsche Bank AG                              Supralift
     Dresdner Kleinwort Wasserstein                Surplex.com AG
     E.I. Dupont de Nemours Company                The Topps Company, Inc.
     Enron Corporation                             Travel Planners, Inc.
     General Electric Company                      USA TODAY
     Grolier Incorporated                          WitSoundView Europe

MARKETING AND TECHNOLOGY ALLIANCE RELATIONSHIPS

     We complement our internal sales and marketing efforts with formal and selected industry partnerships. A number of Internet product vendors, including Microsoft Corporation, Sun Microsystems, AOL Time Warner, BroadVision, Inc. and Oracle Corporation, and high-end hosting providers, including Intel Online Services and LoudCloud, recommend our services to their clients. In addition, we continue to establish and develop partnerships with wireless and other multi-channel technology companies, including Ericsson Professional Services and Aether Systems, Inc., to provide us with the technology and partners to develop mobile e-business strategies, applications and operations for our client base.

     We have arrangements with a number of technology vendors to obtain early access to their technologies. By establishing these alliances and gaining access to pre-release technology, we have been able to maintain leading-edge technical skills and broaden our client base. We believe that demonstrating an ongoing ability to work with new and emerging technologies is a significant competitive advantage. In addition to increasing technical competency and broadening our client base, obtaining the validation by industry leaders such as Microsoft, Intel, Sun Microsystems and AOL Time Warner has added considerably to our visibility, credibility and brand image.

     In February 2000, we announced an agreement with Aether Systems, Inc., a provider of wireless data services and systems, to provide comprehensive wireless Internet solutions to Global 1000 companies. Under the terms of the alliance, Aether and Proxicom both receive preferred support and access to each other's technology and resources and jointly develop, test and deploy custom wireless e-business platforms and solutions.

     In May 2000, after several years of working with Sun Microsystems servers in client engagements, we entered into a strategic alliance agreement with Sun Microsystems that designates Proxicom as one of Sun's iForce eIntegrators. Through this alliance, we continue to develop skills based on Sun's hardware and software offerings. As a participant in Sun's iForce program, we receive access to Sun technical resources, assistance for jointly developed marketing, sales and training initiatives and access to Sun's extensive worldwide sales force.

     We have been a Microsoft Certified Solution Provider Partner since 1995, when we began actively cultivating a broad base of Microsoft products, skills and certifications. Since 1998, we have been at the highest level of Microsoft's Solution Provider Program and recognized as one of Microsoft's leading integration partners. The Solution Provider Partner program provides technical assistance on enterprise, client server and internet solutions. Through this program, we conduct joint marketing efforts, training programs and sales initiatives with Microsoft.

     We continue to develop our preferred relationship with Intel Online Services, Inc., a subsidiary of Intel Corporation, for integrated hosting and Internet solutions development. Under an alliance agreement with Intel Online Services, we receive preferred support and access to Intel Online Services' marketing, solution validation and technology resources, and Intel Online Services is the preferred hosting provider for our Internet engagements. In addition, under the alliance agreement, we engage in joint marketing activities with Intel Online Services and work with Intel Online Services to define a standard development and hosting platform for Internet solutions.

PERSONNEL AND CULTURE

     As of December 31, 2000, we had 1,194 employees. Of these, 969 were consulting and service delivery professionals, and 225 were management and administrative personnel performing marketing, sales, human resources, finance, accounting, legal, internal information systems and administrative functions.

     We believe that our ability to provide integrated business strategy, technology and creative services is dependent upon the continuation of our culture of mutual respect among the three disciplines. As a result, our employees and our culture are fundamental to the value proposition we offer clients. Our culture is predicated on personal integrity, open communications, collaboration and professional development. We foster an entrepreneurial spirit that attracts talented professionals, creates innovative solutions and provides the opportunity for every individual to succeed.

     We have a particular emphasis on recruiting and retaining people with leading-edge technical skills and project management experience. We have been very successful with internal referral-driven recruiting, which has accounted for nearly 40% of our hires to date. We continue to encourage employee referrals with monetary incentives. We have developed a structured recruiting program, including a staff of dedicated recruiters tasked with bringing in experienced professionals, MBA and college hires, and maintain a tracking database of potential candidates. We run a year-round internship program with several leading undergraduate and MBA programs.

     In addition to recruiting, we are committed to employee training and retention. We have a dedicated organizational development team that initiates and oversees the training and development of our professionals. Key organizational development initiatives include a "boot camp" orientation and training program for all new employees and "Proxicom University," which provides ongoing technical and project management classes as well as career path management and guidance. We plan to continue to invest in attracting the best employees and in maintaining a low turnover rate.

     None of our employees are represented by a labor union, nor have we ever experienced a work stoppage. We believe our employee relations are good.

COMPETITION

     The market for our services is subject to rapid technological change and increased competition from large existing players, new entrants and internal information systems groups. Traditional players competing in this space can be broken down into three major categories -- large systems integrators (e.g., International Business Machines Corporation, Accenture, KPMG Consulting, Cap Gemini Ernst & Young, Deloitte Consulting, and PricewaterhouseCoopers), strategy consulting firms (e.g., McKinsey & Company and The Boston Consulting Group), and Internet professional services providers (e.g., Sapient, DiamondCluster, Viant Corporation, Scient Corporation, Razorfish, marchFIRST and iXL Enterprises, Inc.) -- many of which have more financial resources, marketing depth and name recognition than Proxicom. Occasionally we compete with other related firms including interactive marketing firms (e.g., Agency.com Ltd., Digitas, Inc., Modem Media, Inc., and Organic, Inc.). We expect further consolidation in the Internet professional services market to create larger, more viable competitors. Potential clients' internal information systems groups also compete with us.

     We believe the principal competitive factors in the Internet professional services market include Internet expertise and talent; quality, pricing and speed of service delivery; client references; integrated strategy, technology and creative design services; and vertical industry knowledge. We believe we compete favorably with respect to these factors and have established ourselves as a leader in Internet-specific industry and domain expertise.

INTELLECTUAL PROPERTY RIGHTS

     Our success is dependent, in part, upon our proprietary Proxicom Process, our solution components, and other intellectual property rights. We do not have any patents or patent applications pending. We rely on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into such agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     Our business generally involves the development of software applications for specific client engagements. Ownership of such software is frequently assigned to the client, with Proxicom retaining a license or other contractual rights for limited uses.

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

     WE ARE GROWING QUICKLY. FUTURE GROWTH OF OUR BUSINESS COULD MAKE IT DIFFICULT TO MANAGE OUR RESOURCES.

     Our business is growing substantially, both through increased sales and recent acquisitions. For instance, our total annual revenue has increased from $1.5 million in 1994 to approximately $207.1 million in 2000. Our rapid growth has stretched, and could continue to stretch, our resources. We expect that we will need to continue to hire and retain management personnel and other employees. Our management has limited experience managing a business of Proxicom's size or a public company.

     In order to manage our growth effectively, we must continue to establish offices in new geographic locations, set fixed-price fees accurately, maintain high employee utilization rates, maintain project quality and successfully negotiate rates, particularly if the average size of our projects continues to increase.

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

     OUR BUSINESS IS SENSITIVE TO NATIONAL AND REGIONAL ECONOMIC CONDITIONS. ECONOMIC DOWNTURNS COULD HAVE AN ADVERSE IMPACT ON THE DEMAND FOR OUR SERVICES.

     The market for Internet professional services is sensitive to national and regional economic conditions. Economic downturns could cause our clients to reduce or cease their investment in Internet-related technologies and related consulting and development services such as those we provide. Any decrease in the demand for our services could adversely affect our operating results and financial condition. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn.

     Operating lease commitments for 2001 approximate $35 million, of which approximately $27 million relate to office space for which we have non-cancelable commitments. Our anticipated utilization of this office space is based upon our estimates regarding the growth of our business in 2001 and beyond. If our business does not grow as we anticipate, we may need to consider other options for this office space. Such options may include subleasing or renegotiating the lease terms for this office space. If this occurs, there can be no assurance that we will be able to sublease this office space or renegotiate the terms of these leases on terms favorable to the Company, or at all.

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

     WE HAVE A NUMBER OF SIGNIFICANT CLIENTS. IF WE LOSE A MAJOR CLIENT OR SIGNIFICANT PROJECT, OUR REVENUES COULD BE ADVERSELY AFFECTED.

     We generate much of our revenue from a limited number of major clients. As a result, if we lose a major client or large project, our revenues could be adversely affected. In 2000, for example, our two largest clients, General Motors and Toyota Motor Sales, USA, accounted for approximately 9.6% and 9.5%, respectively, of our total revenue for the year. During 2000, our five largest clients contributed approximately 34.6% of our total revenue.

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

     WE MAY NOT COMPETE SUCCESSFULLY WITH OUR COMPETITORS, WHICH COULD RESULT IN REDUCED REVENUES.

     We compete in markets that are new, intensely competitive and rapidly changing. We may not compete successfully with our competitors. We currently compete for client assignments and experienced personnel principally with large systems integrators, strategy consulting firms and Internet professional services providers. Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do.

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

     WE DEPEND ON INTELLECTUAL PROPERTY, WHICH MAY BE DIFFICULT TO PROTECT. THIS COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

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

     We have made four material acquisitions and investments in two joint ventures in the last three years. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company's personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of Proxicom could be reduced.

     THE MARKET PRICE OF OUR STOCK MAY FLUCTUATE WIDELY.

     The market price of our common stock could fluctuate substantially due to:

     - future announcements concerning us or our competitors;

     - quarterly fluctuations in operating results;

     - announcements of acquisitions or technological innovations; or

     - changes in earnings estimates or recommendations by analysts.

     In addition, the stock prices of many technology companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuations in our common stock's market price may affect our visibility and credibility in the Internet solutions market.

     WE CONTINUE TO EXPAND OUR BUSINESS OVERSEAS. OUR INTERNATIONAL EXPANSION COULD RESULT IN FINANCIAL LOSSES DUE TO CHANGES IN FOREIGN ECONOMIC CONDITIONS AS WELL AS FLUCTUATIONS IN CURRENCY AND EXCHANGE RATES.

     We expect to expand further our international operations and international sales and marketing efforts. Our experience in marketing, selling and distributing services internationally remains limited. International operations are subject to inherent risks, including the following:

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

NON-DIRECTOR EXECUTIVE OFFICERS OF PROXICOM

     The following is a list of executive officers of Proxicom, who are not also directors of Proxicom, together with biographical summaries of their experience. Executive officers serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of December 31, 2000.

     Michael D. Beck, age 41, has been Executive Vice President, Client Services for the Americas since January 2001. From June 1999 to January 2001, Mr. Beck served as Senior Vice President, Retail and Manufacturing Practice. From October 1998 to June 1999, Mr. Beck served as Vice President and General Manager of the Retail & Manufacturing Practice, Chicago Regional Operations. From January 1997 to October 1998, Mr. Beck served as Vice President and General Manager of the Financial Services Practice, New York Regional Operations. Mr. Beck served as Vice President of Delivery and Production from June 1996 to December 1996.

     Christopher Capuano, age 39, has been Senior Vice President, Corporate Development of Proxicom since October 1999. From June 1996 to February 2000, Mr. Capuano was General Counsel of Proxicom. Mr. Capuano served as Proxicom's Corporate Secretary from June 1996 to February 2001 and was a member of Proxicom's Board of Directors from August 1996 until August 1998. Prior to joining Proxicom, Mr. Capuano was a Manager and Senior Manager with Price Waterhouse LLP from 1993 until June 1996. From 1994 to 1997, Mr. Capuano was also an Adjunct Professor of Law at Georgetown University Law Center. Mr. Capuano was associated previously with the law firm of Willkie, Farr & Gallagher.

     E. Michael Hansen, age 39, has been Proxicom's Senior Vice President, International Operations since February 2000. Prior to joining Proxicom, Mr. Hansen served as The Boston Consulting Group, Inc.'s Vice President and Director from 1995 to 2000 and as co-leader of The Boston Consulting Group's e-commerce practice from 1998 to 2000.

     Heiner Rutt, age 50, has served as President of Proxicom since February 2000. Prior to joining Proxicom, Mr. Rutt had an extensive career with The Boston Consulting Group, Inc. from 1977 to 2000. From 1997 to 2000, he served as the Chair of The Boston Consulting Group's operation in the Americas. Prior to that, Mr. Rutt served as a senior Boston Consulting Group executive in Europe, building the German and European practice. He has served on a number of worldwide management committees for The Boston Consulting Group.

     Kenneth J. Tarpey, age 48, has been Executive Vice President and Chief Financial Officer of Proxicom since March 1997. Prior to joining Proxicom, Mr. Tarpey served as Vice President and Chief Financial Officer of Nat Systems International, Inc., a developer and vendor of software application development tools from August 1996 until March 1997. From April 1995 to August 1996, Mr. Tarpey served as Vice President, Finance, Chief Financial Officer, Treasurer and Assistant Secretary of SQA, Inc., a developer and marketer of automated quality testing software products. From November 1989 to April 1995, Mr. Tarpey held various executive positions at Symbolics, Inc., a hardware and software company, including Chairman of the board of directors, President, Chief Executive Officer and Chief Financial Officer.

     Jay E. Thomas, age 38, has been Executive Vice President of Operations since January 2001. Mr. Thomas served as Vice President or Senior Vice President of Service Industries from September 1997 until January 2001. From February 1999 to December 1999, Mr. Thomas also served as Vice President of Eastern Region Delivery. In addition, Mr. Thomas served as Vice President of Production from July 1997 to March 1998. Mr. Thomas served as a Senior Director of Production from March 1997 to July 1997. Prior to joining Proxicom, Mr. Thomas was a consulting manager with Andersen Consulting from 1986 to 1997.

ITEM 2.  PROPERTIES.

     Proxicom's headquarters and principal administrative, finance, legal, sales and marketing operations are located in approximately 65,000 square feet of leased office space in Reston, VA. Our lease is for a term of seven years and expires on December 31, 2005. The office space is indirectly owned by Mario M. Morino, one of our stockholders and a member of our board of directors. We also lease office space in three additional buildings in Reston, VA and in the following cities: Boston, MA, Chicago, IL, Houston, TX, London, England, Munich, Germany, New York, NY, Paris, France, San Francisco, CA, San Jose, CA, Sausalito, CA and Southfield, MI. We expect that we will need additional space as we expand our business and believe that we will be able to obtain space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     Proxicom is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on The Nasdaq National Market under the symbol PXCM since our initial public offering on April 20, 1999. The following table presents, for the periods indicated, the high and low sales prices per share of our common stock as reported on The Nasdaq National Market (as adjusted for our two-for-one stock split effected on February 24, 2000).

                            1999                               HIGH     LOW
                            ----                              ------   ------
Second Quarter (beginning April 20, 1999)...................  $13.88   $ 8.50
Third Quarter...............................................  $33.00   $12.50
Fourth Quarter..............................................  $64.25   $24.06

                            2000                               HIGH     LOW
                            ----                              ------   ------
First Quarter...............................................  $67.50   $35.88
Second Quarter..............................................  $51.88   $20.64
Third Quarter...............................................  $57.25   $18.38
Fourth Quarter..............................................  $19.63   $ 2.63

     On February 16, 2001, the last reported sale price of our common stock on The Nasdaq National Market was $6.938. As of February 16, 2001, there were 197 holders of record of our common stock.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables contain selected consolidated financial data as of December 31 for each of the years 1996 through 2000 and for each of the years in the five-year period ended December 31, 2000. The selected consolidated financial data for each of the years in the five-year period ended December 31, 2000 have been derived from Proxicom's audited Consolidated Financial Statements. The selected financial data are qualified by reference to, and should be read in conjunction with, Proxicom's consolidated financial statements and the notes to those financial statements, included elsewhere in this report.

                                                           YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------
                                               1996      1997       1998       1999       2000
                                              -------   -------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.....................................  $13,372   $28,452   $ 44,006   $ 82,688   $207,067
Cost of revenue.............................    5,093    12,780     25,280     43,995    100,604
                                              -------   -------   --------   --------   --------
Gross profit................................    8,279    15,672     18,726     38,693    106,463
                                              -------   -------   --------   --------   --------
Operating expenses:
  General and administrative................    5,746    10,180     34,353     28,650     81,099
  Selling and marketing.....................      670     1,710      2,919      5,553     15,072
  Amortization of intangible assets.........       --        --         --         --     11,936
  Acquisition and merger costs..............       --        --      2,886        300         --
  Foreign currency transaction loss, net....       --        --         --         --        101
  Research and development..................      404       961        692         --         --
                                              -------   -------   --------   --------   --------
          Total.............................    6,820    12,851     40,850     34,503    108,208
                                              -------   -------   --------   --------   --------
Income (loss) from operations...............    1,459     2,821    (22,124)     4,190     (1,745)
Interest income (expense), net..............       55        80       (121)     2,770      6,379
                                              -------   -------   --------   --------   --------
Income (loss) before income taxes...........    1,514     2,901    (22,245)     6,960      4,634
Income tax provision (benefit)..............      185       330       (900)     2,936      9,862
                                              -------   -------   --------   --------   --------
Net income (loss)...........................    1,329     2,571    (21,345)     4,024     (5,228)
Non-cash dividend on beneficial conversion
  of convertible preferred stock............       --        --         --     (4,873)        --
                                              -------   -------   --------   --------   --------
Net income (loss) available to common
  stockholders..............................  $ 1,329   $ 2,571   $(21,345)  $   (849)  $ (5,228)
                                              =======   =======   ========   ========   ========
Basic net income (loss) per common share....  $  0.05   $  0.10   $  (0.73)  $  (0.02)  $  (0.09)
                                              =======   =======   ========   ========   ========
Diluted net income (loss) per common
  share.....................................  $  0.05   $  0.08   $  (0.73)  $  (0.02)  $  (0.09)
                                              =======   =======   ========   ========   ========
Weighted average common shares
  outstanding...............................   27,480    26,748     29,152     44,532     55,140
                                              =======   =======   ========   ========   ========
Weighted average common shares and potential
  common shares outstanding.................   28,620    34,256     29,152     44,532     55,140
                                              =======   =======   ========   ========   ========

                                                                 DECEMBER 31,
                                              --------------------------------------------------
                                               1996      1997       1998       1999       2000
                                              -------   -------   --------   --------   --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $ 1,160   $ 2,343   $  2,586   $113,819   $ 45,635
Working capital.............................    5,808     7,534      1,927    132,045    128,184
Total assets................................    8,985    16,317     22,551    160,114    234,980
Stockholders' equity........................    7,344    10,496      6,629    143,259    196,331

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Proxicom is a leading e-business consulting and development company, delivering innovative multi-channel solutions to Global 1000 companies and other large businesses. Since 1994, we have focused exclusively on the Internet and have successfully completed over 1,000 client engagements. Our Internet solutions include business-to-consumer electronic commerce Internet sites, business-to-business electronic commerce extranets, company-specific intranets and multi-channel solutions such as wireless e-commerce applications. Using our proprietary methodology, which we call the Proxicom Process, we integrate strategy, technology and creative services, to help our clients transform their businesses with Internet solutions.

     Our revenue generally consists of fees generated from professional services. We provide our services either on a time-and-materials basis or a fixed-price, fixed-schedule basis. When we provide services on a time-and-materials basis, we recognize revenue as we incur costs. In time-and-materials engagements, we use our internally-developed estimation process to develop cost proposals which are then approved by a senior management member. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project's timetable and overall technical complexity. When we provide services on a fixed-price, fixed-schedule basis, we use our estimation process to propose fixed prices for such projects. A senior management member must approve all of our fixed-price proposals. For these contracts, we recognize revenue using the percentage-of-completion method primarily based on the ratio of costs incurred to total estimated costs. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined.

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

     In April 2000, we completed our acquisition of Clarity IBD Limited, or "Clarity," a United Kingdom e-business development consultancy company, for approximately $47.0 million (including direct acquisition costs of $3.8 million) consisting of $16.0 million in cash and 769,440 shares of Proxicom common stock with a value of $27.2 million. The common stock issued in the acquisition was valued at $35.42 per share, which was determined as the average of our closing stock price for the week ended April 14, 2000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective fair values. In addition to the 769,440 shares of common stock issued in the acquisition, 521,606 shares were issued to principal owners/employees of Clarity. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition subject to such employees' continued employment. At the date of acquisition, we recorded deferred compensation charges of $18.5 million, which are being amortized on a straight-line basis over this two-year vesting period.

     In March 1999, we acquired ad hoc Interactive, Inc., a California-based Internet solutions provider, by exchanging 1,659,542 shares of Proxicom common stock and rights to receive 78,666 shares of Proxicom common stock for all of the outstanding stock and stock rights of ad hoc Interactive. We incurred acquisition and merger costs of $300,000 in connection with this transaction. In August 1998, we acquired IBIS Consulting, Inc. by exchanging 9,976,594 shares of Proxicom common stock for all the common stock of IBIS Consulting. In addition, IBIS Consulting options were converted into options to purchase 690,068 shares of Proxicom common stock. We incurred acquisition and merger costs of $2.8 million and stock-based and other compensation expense of $18.2 million associated with IBIS Consulting. In January 1998, we acquired Square Earth, Inc. by exchanging 1,069,998 shares of Proxicom common stock for all the common stock of Square Earth. In addition, Square Earth options were converted into options to purchase 82,948 shares of Proxicom common stock. We incurred acquisition and merger costs of $130,000 in connection with this transaction. We accounted for each of these transactions as a pooling of interests. All prior period consolidated financial statements have been restated to include ad hoc Interactive's, IBIS Consulting's and Square Earth's results of operations, financial position and cash flows.

     In April 1999, we signed an agreement with Ericsson Telecommunicazioni SpA. Under this agreement, we agreed to create an Italian joint venture company in which we acquired a 19.9% interest. In connection with this agreement, we contributed $336,000 to the joint venture to fulfill our initial share capital obligation. This investment is accounted for on the cost basis of accounting. Ericsson owns the remaining 80.1% interest in the joint venture company. We provide Internet solutions to Italian-based businesses through the joint venture company. In September 2000, we recorded an allowance to fully reserve this investment.

     In July 1999, we signed an agreement with affiliates of Iberdrola SA. Under this agreement, we purchased 19.9% of a Spanish joint venture company, named Kristina, Services de Internet, SA, which provides Internet solutions to Spain-based businesses. This investment is accounted for on the cost basis of accounting. In 1999 and 2000, we contributed approximately $1.4 million to the joint venture to fulfill our initial share capital obligation. Affiliates of Iberdrola SA own the remaining 80.1% interest in Kristina, Services.

     On September 24, 1999, we entered into a Master Services Agreement with General Electric Company. Under this agreement, General Electric agreed to have Proxicom perform Internet services for fees totaling no less than $6.0 million during the 12-month period ending September 24, 2000. As part of the agreement, we issued General Electric a warrant to purchase 300,000 shares of Proxicom common stock at an exercise price of $24.94 per share, the closing price of our common stock on the date of the agreement. The value of the warrant has been reflected as a reduction to the related contract revenue. In February 2000, General Electric exercised this warrant and received a net of 156,122 shares of Proxicom common stock.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1999      2000
                                                              -----     -----     -----
Revenue.....................................................  100.0%    100.0%    100.0%
Cost of revenue.............................................   57.4      53.2      48.6
                                                              -----     -----     -----
Gross profit................................................   42.6      46.8      51.4
                                                              -----     -----     -----
Operating expenses:
  General and administrative................................   78.1      34.6      39.2
  Selling and marketing.....................................    6.6       6.7       7.3
  Amortization of intangible assets.........................     --        --       5.7
  Acquisition and merger costs..............................    6.5       0.4        --
  Foreign currency transaction loss, net....................     --        --       0.1
  Research and development..................................    1.6        --        --
                                                              -----     -----     -----
          Total.............................................   92.8      41.7      52.3
                                                              -----     -----     -----
Income (loss) from operations...............................  (50.2)      5.1      (0.9)
Interest income (expense), net..............................   (0.3)      3.3       3.1
                                                              -----     -----     -----
Income (loss) before income taxes...........................  (50.5)      8.4       2.2
Income tax provision (benefit)..............................   (2.0)      3.5       4.7
                                                              -----     -----     -----
Net income (loss)...........................................  (48.5)%     4.9%     (2.5)%
                                                              =====     =====     =====

2000 COMPARED TO 1999

     REVENUE. In 2000, revenue increased $124.4 million, or 150.4%, to $207.1 million from $82.7 million in 1999. This increase was primarily attributable to the increase in the average size of our engagements. No individual client contributed more than 10% of our revenue in 2000, and one client contributed 14.7% in 1999. We believe that period-to-period comparisons of our revenue and operating results are not meaningful and that you should not rely on these comparisons as indicators of future performance.

     COST OF REVENUE. Cost of revenue consists primarily of compensation and associated employee benefits, including non-cash stock-based compensation, for personnel directly assigned to client projects and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. Cost of revenue increased $56.6 million, or 128.7%, to $100.6 million in 2000, from $44.0 million in 1999. This increase was due primarily to an increase in the number of personnel needed to service our client engagements. Service project personnel increased from 568 at December 31, 1999 to 969 at December 31, 2000. As a percentage of revenue, cost of revenue decreased to 48.6% for the year ended 2000, as compared to 53.2% for the year ended 1999. Non-cash stock-based compensation was $63,000 and $434,000 in 2000 and 1999, respectively. These costs are related to various stock rights and stock options issued for less than fair market value under the historical ad hoc Interactive and IBIS Consulting benefit plans.

     GROSS PROFIT. In 2000, gross profit increased $67.8 million, or 175.1%, to $106.5 million from $38.7 million in 1999. This increase reflects the increase in revenue during the year ended December 31, 2000. As a percentage of revenue, gross profit increased from 46.8% to 51.4% for the year ended December 31, 2000, as compared to the year ended December 31, 1999. This percentage increase primarily reflects increased overall utilization of consulting and delivery personnel.

     GENERAL AND ADMINISTRATIVE. General and administrative costs consist of salaries, non-cash stock-based compensation and associated employee benefits for executive and selected senior management, finance, recruiting and administrative personnel, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel, bad debt and all other branch and corporate costs. These costs increased $52.4 million, or 183.1%, to $81.1 million for the year ended December 31, 2000 from $28.7 million for the year ended December 31, 1999. This increase was due primarily to increased non-cash stock-based compensation and facilities and related expenses to support our growth. As a percentage of revenue, general and administrative expenses increased from 34.6% to 39.2% for the year ended December 31, 2000, as compared to the year ended December 31, 1999. For the year ended December 31, 2000, we wrote off $3.4 million in uncollectible accounts (of which approximately $1.0 million relates to provisions made for doubtful accounts) as compared to $283,000 for the year ended December 31, 1999. This $3.1 million increase was attributable to higher bad debt reserve requirements resulting from the growth of the company's revenue and insolvency issues with respect to two customers during the year ended December 31, 2000. We believe the current allowance for doubtful accounts balance of $1.7 million is sufficient for other doubtful accounts. For the year ended December 31, 2000, we incurred non-cash stock based compensation charges of $6.4 million, or 3.1% as a percentage of revenue, related to the acquisition of Clarity in April 2000. In connection with this acquisition, certain employees/owners of Clarity were issued 521,606 shares of common stock of the Company. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition. There were no such charges in 1999.

     SELLING AND MARKETING. Selling and marketing costs consist primarily of salaries, benefits and travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs increased $9.5 million, or 171.4%, to $15.1 million for the year ended December 31, 2000 from $5.6 million for the year ended December 31, 1999. Approximately 68.8% of this increase was attributable to increased marketing and promotional initiatives for the year ended December 31, 2000. The remainder was primarily due to increases in the number of sales and marketing personnel. As a percentage of revenue, selling and marketing costs increased from 6.7% to 7.3% for the year ended December 31, 2000, as compared to the year ended December 31, 1999.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets consists of amortization of service agreements, customer lists, assembled workforce and goodwill resulting from the acquisition of Clarity in April 2000. Amortization of these costs for the year ended December 31, 2000 was $11.9 million. The Company did not have any amortization costs related to intangible assets in 1999. Intangible assets related to the Clarity acquisition will be amortized over three years.

     ACQUISITION AND MERGER COSTS. We incurred acquisition and merger related charges of approximately $300,000 for the year ended December 31, 1999 with respect to the ad hoc Interactive transaction. All transaction costs were related to investment banking fees, professional fees and other direct expenses. Direct acquisition costs related to the Clarity transaction are included in the purchase price and accordingly are being amortized over three years.

     FOREIGN CURRENCY TRANSACTION LOSS, NET. Foreign currency transaction loss incurred in the years ended December 31, 2000 and December 31, 1999 was $101,000 and $0, respectively. This loss was a result of the change in exchange rates between the transaction date and the settlement date of foreign entity transactions denominated in currencies other than the foreign entity's functional currency.

     INTEREST INCOME, NET. Interest income, net increased $3.6 million to $6.4 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. This increase was due primarily to interest income earned on proceeds raised in our initial and follow-on public offerings during 1999. We generally invest in highly rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

     INCOME TAX PROVISION (BENEFIT). The $2.9 million income tax provision for the year ended December 31, 1999 represents combined federal, state and foreign income taxes at an effective rate of 42.2%. The $9.9 million income tax provision for the year ended December 31, 2000 represents combined federal, state and foreign income taxes at an effective rate of 212.8%, or 42.9% excluding $18.4 million of non-deductible amortization and stock compensation charges.

1999 COMPARED TO 1998

     REVENUE. In 1999, revenue increased by $38.7 million, or 87.9%, to $82.7 million from $44.0 million in 1998. This increase was attributable to a 100% increase in the number of engagements compared to 1998. The overall size of each engagement remained consistent compared to the year ended December 31, 1998. Our largest client contributed 14.7% of our revenue for the year ended December 31, 1999. No other individual client contributed 10% or more for the year ended December 31, 1999. For the year ended December 31, 1998, our two largest clients contributed 14.2% and 13.2% of our revenue. No other individual client contributed 10% or more for the year ended December 31, 1998. We believe that period-to-period comparisons of our revenue and operating results are not meaningful and that you should not rely on these comparisons as indicators of future performance.

     COST OF REVENUE. Cost of revenue increased $18.7 million, or 74.0%, to $44.0 million in 1999 from $25.3 million in 1998. The increase was due primarily to increases in the number of personnel needed to service our client engagements. Service project personnel increased from 340 at December 31, 1998 to 568 at December 31, 1999. As a percentage of revenue, cost of revenue decreased to 53.2% during 1999 as compared to 57.5% during 1998. We incurred non-cash stock-based compensation charges of $434,000 and $352,000 in 1999 and 1998, respectively, for costs associated with various stock rights and stock options issued for less than fair market value under the historical ad hoc Interactive and IBIS Consulting plans.

     GROSS PROFIT. In 1999, gross profit increased $20.0 million, or 106.6%, to $38.7 million from $18.7 million in 1998. The gross profit dollar increase reflects an increase in revenue during the year ended December 31, 1999. As a percentage of revenue, gross profit increased to 46.8% during 1999 as compared to 42.6% during 1998. The percentage increase reflects increased overall billing rates and improvements in gross profit per billable consulting and delivery personnel.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $5.7 million, or 16.6%, to $28.7 million in 1999 from $34.4 million in 1998. This decrease primarily was due to a one-time charge of $17.9 million in 1998 for non-cash stock-based compensation related to the elimination of a repurchase requirement for formula stock options associated with our IBIS Consulting and ad hoc Interactive transactions. As a percentage of revenue, general and administrative expenses decreased to 34.6% in 1999 as compared to 78.1% in 1998. We wrote off $283,000 in doubtful accounts in 1999. We believe the current allowance for doubtful accounts balance of $655,000 is sufficient for other doubtful accounts.

     SELLING AND MARKETING. Selling and marketing costs increased $2.6 million, or 90.2%, to $5.6 million in 1999 from $2.9 million in 1998. Approximately 25% of this increase was attributable to increased marketing and promotional initiatives for the year ended December 31, 1999. The remainder was primarily due to increases in the number of sales and marketing personnel. As a percentage of revenue, selling and marketing costs increased to 6.7% during 1999 from 6.6% during 1998.

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

     INTEREST INCOME (EXPENSE), NET. Interest income (expense), net increased $2.9 million to interest income of $2.8 million in 1999 from interest expense of $121,000 in 1998. This increase primarily was due to interest income earned on proceeds raised in our initial and follow-on public offerings during 1999. Interest expense of $102,000 was offset by interest income of $2.9 million earned during 1999. We generally invest in the highest-rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

     INCOME TAX PROVISION (BENEFIT). The $2.9 million income tax provision in 1999 represents combined federal and state income taxes at an effective rate of 42.2%. The $900,000 income tax benefit in 1998 represents a benefit from combined federal and state income taxes at an effective rate of 4.0%, or 18.0% excluding the $17.3 million non-deductible stock-based compensation charge. Our effective tax rate was favorably affected in both 1998 and 1999 by the transactions with Square Earth, IBIS Consulting and ad hoc Interactive, which were Subchapter S corporations with pass-through tax status before the transactions.

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

                                                                        THREE MONTHS ENDED
                                       -------------------------------------------------------------------------------------
                                       MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                         1999       1999       1999       1999       2000       2000       2000       2000
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Revenue..............................  $13,254    $16,221    $ 23,592   $29,621    $38,167    $50,923    $60,076    $57,901
Cost of revenue......................    7,909      9,019      12,176    14,891     18,417     23,965     28,192     30,030
                                       -------    -------    --------   -------    -------    -------    -------    -------
Gross profit.........................    5,345      7,202      11,416    14,730     19,750     26,958     31,884     27,871
                                       -------    -------    --------   -------    -------    -------    -------    -------
Operating expenses:
  General and administrative.........    4,562      5,596       7,833    10,659     13,097     20,438     24,114     23,450
  Selling and marketing..............      650        787       1,696     2,420      3,594      4,201      3,915      3,362
  Amortization of intangible
    assets...........................       --         --          --        --         --      3,486      4,225      4,225
  Acquisition and merger costs.......      300         --          --        --         --         --         --         --
  Foreign currency transaction loss
    (gain), net......................       --         --          --        --         --         --        360       (259)
                                       -------    -------    --------   -------    -------    -------    -------    -------
        Total........................    5,512      6,383       9,529    13,079     16,691     28,125     32,614     30,778
                                       -------    -------    --------   -------    -------    -------    -------    -------
Income (loss) from operations........     (167)       819       1,887     1,651      3,059     (1,167)      (730)    (2,907)
Interest income (expense), net.......      (65)       476         701     1,658      1,689      1,455      1,393      1,842
                                       -------    -------    --------   -------    -------    -------    -------    -------
Income (loss) before income taxes....     (232)     1,295       2,588     3,309      4,748        288        663     (1,065)
Income tax provision (benefit).......      (84)       531       1,066     1,423      2,056      2,346      3,108      2,352
                                       -------    -------    --------   -------    -------    -------    -------    -------
Net income (loss)....................  $  (148)   $   764    $  1,522   $ 1,886    $ 2,692    $(2,058)   $(2,445)   $(3,417)
                                       =======    =======    ========   =======    =======    =======    =======    =======
Basic net (loss) income per common
  share..............................  $ (0.16)   $  0.02    $   0.03   $  0.04    $  0.05    $ (0.04)   $ (0.04)   $ (0.06)
                                       =======    =======    ========   =======    =======    =======    =======    =======
Diluted net (loss) income per common
  share..............................  $ (0.16)   $  0.01    $   0.03   $  0.03    $  0.04    $ (0.04)   $ (0.04)   $ (0.06)
                                       =======    =======    ========   =======    =======    =======    =======    =======

                                                                        THREE MONTHS ENDED
                                       -------------------------------------------------------------------------------------
                                       MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,
                                         1999       1999       1999       1999       2000       2000       2000       2000
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
AS A PERCENTAGE OF REVENUE:
Revenue..............................    100.0%     100.0%      100.0%    100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenue......................     59.7       55.5        51.6      50.3       48.3       47.1       46.9       51.9
                                       -------    -------    --------   -------    -------    -------    -------    -------
Gross profit.........................     40.3       44.5        48.4      49.7       51.7       52.9       53.1       48.1
                                       -------    -------    --------   -------    -------    -------    -------    -------
Operating expenses:
  General and administrative.........     34.4       34.5        33.2      36.0       34.3       40.1       40.2       40.5
  Selling and marketing..............      4.9        4.9         7.2       8.2        9.4        8.3        6.5        5.8
  Amortization of intangible
    assets...........................       --         --          --        --         --        6.8        7.0        7.3
  Acquisition and merger costs.......      2.3         --          --        --         --         --         --         --
  Foreign currency transaction loss
    (gain), net......................       --         --          --        --         --         --        0.6       (0.4)
        Total........................     41.6       39.4        40.4      44.2       43.7       55.2       54.3       53.2
                                       -------    -------    --------   -------    -------    -------    -------    -------
Income (loss) from operations........     (1.3)       5.1         8.0       5.5        8.0       (2.3)      (1.2)      (5.1)
Interest income (expense), net.......     (0.5)       2.9         3.0       5.6        4.4        2.9        2.3        3.2
                                       -------    -------    --------   -------    -------    -------    -------    -------
Income (loss) before income taxes....     (1.8)       8.0        11.0      11.1       12.4        0.6        1.1       (1.9)
Income tax provision (benefit).......     (0.7)       3.3         4.5       4.8        5.4        4.6        5.2        4.0
                                       -------    -------    --------   -------    -------    -------    -------    -------
Net income (loss)....................     (1.1)%      4.7%        6.5%      6.3%       7.0%      (4.0)%     (4.1)%     (5.9)%
                                       =======    =======    ========   =======    =======    =======    =======    =======

     We have generally realized lower revenue in the first quarter of the year than in the other quarters. We believe that this has been due primarily to client budget cycles and the short-term nature of our contracts.

LIQUIDITY AND CAPITAL RESOURCES

     We have primarily funded our operations from cash flows generated from operations and the proceeds from our public stock offerings. In addition, we have a $10.0 million revolving credit facility with Bank of America, N.A. to be used for working capital purposes and permitted acquisitions. The interest rate on the amounts borrowed under the credit agreement is the Eurodollar Daily Floating Rate plus 1.25%. The credit facility expires on August 31, 2002 and will renew automatically for one additional year at the sole discretion of Bank of America, N.A. The credit facility requires us to maintain a ratio of liquid assets to total bank commitments of no less than 1.5 to 1.0 as of the end of each fiscal quarter. As of December 31, 2000, we had no outstanding borrowings under the credit facility.

     Additionally, we have a Committed Standby Letter of Credit ("Standby Letter of Credit") with Bank of America, N.A. for $25.0 million. This credit facility expires on August 31, 2002. The letter of credit fee is 1% annually of the outstanding letters of credit written on this facility. As of December 31, 2000, the entire $25.0 million Standby Letter of Credit was fully committed. We also have an additional $3.9 million committed under separate outstanding letters of credit with Bank of America, N.A. which reduces the amounts available for borrowing under the aforementioned $10.0 million line of credit with Bank of America, N.A.

     At December 31, 2000, we had approximately $105.8 million in cash, cash equivalents and short-term investments compared to approximately $119.5 million at December 31, 1999. Short-term investments consist primarily of instruments that are highly liquid, investment grade securities that have maturities of less than one year.

     Cash provided by operating activities for the year ended December 31, 2000 was approximately $17.2 million, which resulted primarily from non-cash charges of $34.4 million, an increase in trade accounts payable of $8.0 million and an increase in deferred rent credits of $2.8 million, offset by a net loss of $5.2 million, an increase in accounts receivable of $23.9 million and an increase in unbilled services of $1.5 million, all of which were primarily related to the overall growth of the Company.

     Cash used in investing activities for the year-ended December 31, 2000 was $98.7 million. This was due primarily to capital expenditures of $25.0 million for leasehold improvements, office equipment, and computer equipment; $54.4 million for purchases (net of maturities) of short-term investments, and $19.3 million used in the Clarity acquisition.

     Net cash provided by financing activities was $13.2 million for the year-ended December 31, 2000 compared to $118.0 million for the year-ended December 31, 1999. This decrease was primarily attributable to $103.3 million of cash received in 1999 from our public equity offerings.

     Operating lease commitments for 2001 are expected to total approximately $34.5 million, of which approximately $27.4 million relate to office space for which we have non-cancelable commitments. Capital expenditures for 2001, which will be made principally for leasehold improvements to support our growth, are expected to total up to approximately $30.0 million, subject to the timing of the implementation of our planned office expansion.

     On April 20, 1999, we completed our initial public offering of securities. After deducting expenses, we received $46.9 million in proceeds from this transaction. In connection with the initial public offering, we offered the underwriters of the offering an option to purchase an additional 1,350,000 shares of common stock at the offering's $6.50 per share offering price. We received approximately $8.2 million in proceeds from this option, which was exercised on May 21, 1999.

     On October 14, 1999, we completed another underwritten public offering of our securities. After deducting expenses, we received approximately $49.0 million in proceeds from this transaction.

     During the year ended December 31, 2000, we issued 2,629,211 shares of common stock (net of treasury shares) pursuant to the exercise of stock options and stock rights and the sale of stock through our Employee Stock Purchase Plan. We received net proceeds of approximately $13.2 million from these issuances.

     We anticipate that existing cash, cash equivalents and short-term investments, funds generated from operations and borrowings available under our revolving line of credit will be sufficient to meet our currently anticipated cash needs through at least the next 18 months. To the extent we are unable to fund our operations from cash flows and existing sources of liquidity, we may need to obtain financing from external sources in the form of either additional equity or debt issuances. There can be no assurance that additional financing will be available at all, or that, if available, such financing will be obtainable on terms favorable to Proxicom.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We were required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. We believe the adoption of SAB 101, as amended by SAB 101B, has not had a material adverse effect on our financial position, results of operations or cash flows.

     In October 2000, we adopted the Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 has not had a material effect on our financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" (FIN. 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. We believe the adoption of FIN. 44 has not had a material adverse effect on our current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to interest rate risk related to our borrowings under the credit facility with Bank of America, N.A. There were no borrowings outstanding under the credit facility as of December 31, 2000.

     We are exposed to interest rate risk primarily through our investments in short-term marketable securities and cash equivalents and debt agreements. Our investment policy calls for investment in short-term, low risk instruments. At December 31, 2000, we had $79.6 million invested in commercial paper and money market accounts. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. We manage our exposure to interest rate risk through investing in securities with maturities of one year or less.

     Our international operations are subject to foreign exchange rate fluctuations. We derived 6.8%, 8.0% and 14.4% of our revenues for 1998, 1999 and 2000, respectively, from services performed in France, Germany, Italy, Spain and the United Kingdom. Since the revenue and expenses of our international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject us to currency translation risk with respect to the reported results of our foreign operations as well as to risk sometimes associated with international operations. In addition, we may be subject to currency risk when our service contracts are denominated in a currency other than the currency in which we incur expenses related to such contracts. France, Germany, Italy, Spain and the United Kingdom have traditionally had relatively stable currencies. We do not hedge our foreign currency exposure. Management does not believe that Proxicom's exposure to foreign currency rate fluctuations is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Proxicom, including Proxicom's consolidated balance sheets as of December 31, 1999 and 2000, and consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of changes in stockholders' equity for the years ended December 31, 1998, 1999 and 2000, and notes to consolidated financial statements, together with a report thereon of PricewaterhouseCoopers LLP, dated February 6, 2001, are filed as part of this report and appear on pages F-2 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information responsive to this Item is incorporated herein by reference to Proxicom's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     Information responsive to this Item is incorporated herein by reference to Proxicom's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information responsive to this Item is incorporated herein by reference to Proxicom's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information responsive to this Item is incorporated herein by reference to Proxicom's definitive proxy statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) The following Consolidated Financial Statements and report of independent public accountants appear on pages F-2 through F-24 of this report and are incorporated by reference in Part II, Item 8:

        Report of Independent Accountants.

        Consolidated Balance Sheets as of December 31, 1999 and 2000.

        Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000.

        Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

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

     (a)(3) The following exhibits are either provided with this report or are incorporated herein by reference:

                                 EXHIBIT INDEX

  3.1+      Amended and Restated Certificate of Incorporation of
            Proxicom, Inc.
  3.2+      Amended and Restated Bylaws of Proxicom, Inc.
  4.1+      Form of Common Stock Certificate of Proxicom, Inc.
 10.1*      Proxicom, Inc. Amended and Restated 1996 Stock Option Plan,
            as amended
 10.2*      Proxicom, Inc. 1997 Stock Option Plan for Non-employee
            Directors, as amended
 10.3+      Proxicom, Inc. Employee Stock Purchase Plan
10.4++      Fourth Amended and Restated Registration Rights Agreement,
            dated September 30, 1999, among Proxicom, Inc., General
            Atlantic Partners 34, L.P., General Atlantic Partners 52,
            L.P., GAP Coinvestment Partners, L.P., GAP Coinvestment
            Partners II, L.P., Raul Fernandez, The Mario M. Morino
            Trust, FBR Venture Capital Managers, Inc., General Electric
            Capital Corporation, GE Capital Equity Investments, Inc.,
            Brenda Wagner, Scott McDonald, Vincent Hoenigman, Jack Kemp,
            Theodore J. Leonsis, John McKinley, The Washington Post
            Company, the ad hoc stockholders and General Electric
            Company
 10.5+      Lease Agreement, dated July 14, 1997 between 11600 Sunrise
            Limited Partnership and Proxicom, Inc.
 10.6+      Secured Credit Agreement, dated as of October 30, 1998,
            between Proxicom, Inc. and NationsBank, N.A. (which has been succeeded by Bank of America)
10.7++      Modification of Secured Credit Agreement, dated as of June
            1, 1999, between Proxicom, Inc. and NationsBank, N.A. (which has been succeeded by Bank of America)
 10.8       Second Modification of Secured Credit Agreement, effective as of November 29, 1999, between Proxicom, Inc. and Bank of
            America (formerly NationsBank, N.A.)
 10.9       Third Modification and Extension of Secured Credit
            Agreement, effective as of August 31, 2000, between
            Proxicom, Inc. and Bank of America (formerly NationsBank,
            N.A.)
10.10**     Uncommitted Standby Letter of Credit, dated March 27, 2000, with Bank of America, N.A.
10.11+      Severance Agreement between Proxicom, Inc. and Christopher
            Capuano
10.12+      Severance Agreement between Proxicom, Inc. and Kenneth J.
            Tarpey
10.13**     Executive Employment Agreement between Proxicom, Inc. and
            Heiner Rutt
 10.14      Executive Employment Agreement between Proxicom, Inc. and E.
            Michael Hansen
 10.15      Executive Severance Agreement between Proxicom, Inc. and
            Michael Beck

 10.16      Executive Severance Agreement between Proxicom, Inc. and Jay
            Thomas
 21.1       Subsidiaries of the Registrant
 23.1       Consent of PricewaterhouseCoopers LLP

---------------
+ Incorporated by reference to Proxicom, Inc.'s Registration Statement on Form S-1, File No. 333-72297, dated April 19, 1999.

* Incorporated by reference to Proxicom, Inc.'s Form 10-Q for the Quarterly Period Ended June 30, 2000, File No. 000-25741, filed August 14, 2000.

++ Incorporated by reference to Proxicom, Inc.'s Registration Statement on Form
   S-1, File No. 333-87671, dated October 1, 1999.

** Incorporated by reference to Proxicom, Inc.'s Form 10-Q for the Quarterly
   Period Ended March 31, 2000, File No. 000-25741, filed May 15, 2000.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Reston, Commonwealth of Virginia, on February 23, 2001.

                                          PROXICOM, INC.

                                          By:     /s/ RAUL J. FERNANDEZ
                                            ------------------------------------
                                            Raul J. Fernandez
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

                      NAME                                      TITLE                      DATE
                      ----                                      -----                      ----
             /s/ RAUL J. FERNANDEZ                Chairman and Chief Executive       February 23, 2001
------------------------------------------------    Officer
               Raul J. Fernandez                    (Principal Executive Officer)

             /s/ KENNETH J. TARPEY                Executive Vice President, Chief    February 23, 2001
------------------------------------------------    Financial Officer and Treasurer
               Kenneth J. Tarpey                    (Principal Financial and
                                                    Accounting Officer)

                /s/ J. L. DAVIES                  Director                           February 23, 2001
------------------------------------------------
                  J. L. Davies

              /s/ DAVID C. HODGSON                Director                           February 23, 2001
------------------------------------------------
                David C. Hodgson

                 /s/ JACK KEMP                    Director                           February 23, 2001
------------------------------------------------
                   Jack Kemp

            /s/ THEODORE J. LEONSIS               Director                           February 23, 2001
------------------------------------------------
              Theodore J. Leonsis

           /s/ JOHN A. MCKINLEY, JR.              Director                           February 23, 2001
------------------------------------------------
             John A. McKinley, Jr.

              /s/ MARIO M. MORINO                 Director                           February 23, 2001
------------------------------------------------
                Mario M. Morino

                                 PROXICOM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1999 and 2000......  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-6
Notes to Consolidated Financial Statements..................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Proxicom, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proxicom, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 6, 2001

                                 PROXICOM, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $113,819   $ 45,635
  Investments...............................................     5,819     60,143
  Accounts receivable, net of allowance of $655 and $1,662,
     respectively...........................................    24,043     46,310
  Unbilled services.........................................     1,865      3,384
  Prepaid income taxes......................................       173         --
  Prepaid expenses..........................................     1,886      2,851
  Deferred tax and other current............................     1,295      4,331
                                                              --------   --------
          Total current assets..............................   148,900    162,654
Property and equipment, net.................................     5,063     27,076
Goodwill and other intangibles..............................        --     38,025
Deferred tax and other non-current..........................     6,151      7,225
                                                              --------   --------
          Total assets......................................  $160,114   $234,980
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  1,345   $  9,378
  Accrued compensation......................................     8,298     15,602
  Employee withholdings, stock purchase plan................     2,140        520
  Deferred revenue..........................................     3,533      3,651
  Other accrued liabilities.................................     1,539      5,319
                                                              --------   --------
          Total current liabilities.........................    16,855     34,470
Deferred tax liability......................................        --      1,629
Deferred rent credits.......................................        --      2,550
                                                              --------   --------
          Total liabilities.................................    16,855     38,649

Commitments and contingencies (Note 14)
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000,000 shares
     authorized; no shares issued and outstanding...........        --         --
  Common stock, $0.01 par value, 100,000,000 shares
     authorized; 52,642,482 shares issued and 52,536,224
     shares outstanding at December 31, 1999; 56,718,861
     shares issued and outstanding at December 31, 2000.....       526        567
  Additional paid-in capital................................   162,715    232,669
  Retained deficit..........................................   (19,884)   (25,112)
  Accumulated other comprehensive income....................       124        232
  Deferred compensation.....................................        --    (12,025)
  Treasury stock............................................      (222)        --
                                                              --------   --------
          Total stockholders' equity........................   143,259    196,331
                                                              --------   --------
          Total liabilities and stockholders' equity........  $160,114   $234,980
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1998      1999       2000
                                                              --------   -------   --------
Revenue.....................................................  $ 44,006   $82,688   $207,067
Cost of revenue (inclusive of non-cash compensation expense
  of $352, $434 and $63, respectively)......................    25,280    43,995    100,604
                                                              --------   -------   --------
Gross profit................................................    18,726    38,693    106,463
                                                              --------   -------   --------
Operating expenses:
  General and administrative (inclusive of non-cash
     compensation expense of $17,044, $0 and $6,450,
     respectively)..........................................    34,353    28,650     81,099
  Selling and marketing.....................................     2,919     5,553     15,072
  Amortization of intangible assets.........................        --        --     11,936
  Acquisition and merger costs..............................     2,886       300         --
  Foreign currency transaction loss, net....................        --        --        101
  Research and development..................................       692        --         --
                                                              --------   -------   --------
          Total.............................................    40,850    34,503    108,208
                                                              --------   -------   --------
Income (loss) from operations...............................   (22,124)    4,190     (1,745)
Interest income (expense), net..............................      (121)    2,770      6,379
                                                              --------   -------   --------
Income (loss) before income taxes...........................   (22,245)    6,960      4,634
Income tax provision (benefit)..............................      (900)    2,936      9,862
                                                              --------   -------   --------
Net income (loss)...........................................   (21,345)    4,024     (5,228)
Non-cash dividend on beneficial conversion of convertible
  preferred stock...........................................        --    (4,873)        --
                                                              --------   -------   --------
Net loss available to common stockholders...................  $(21,345)  $  (849)  $ (5,228)
                                                              ========   =======   ========
Basic net loss per common share.............................  $  (0.73)  $ (0.02)  $  (0.09)
                                                              ========   =======   ========
Diluted net loss per common share...........................  $  (0.73)  $ (0.02)  $  (0.09)
                                                              ========   =======   ========
Weighted average common shares outstanding..................    29,152    44,532     55,140
                                                              ========   =======   ========
Weighted average common shares and potential common shares
  outstanding...............................................    29,152    44,532     55,140
                                                              ========   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                              ACCUMULATED
                                        COMMON STOCK         PREFERRED STOCK     ADDITIONAL                      OTHER
                                     -------------------   -------------------    PAID-IN       DEFERRED     COMPREHENSIVE
                                       SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION   INCOME/(LOSS)
                                     ----------   ------   ----------   ------   ----------   ------------   -------------
Balance at December 31, 1997.......  27,552,862    $275     2,408,983    $ 24     $  8,709      $     --         $  3
Conversion of preferred Series A...          --      --      (407,500)     (4)      (1,604)           --           --
Exercise of stock options and
 issuance of restricted shares.....     316,762       3            --      --          300            --           --
Subchapter S Corporation
 distributions.....................          --      --            --      --           --            --           --
Stock-based compensation...........   2,992,988      30            --      --       18,516            --           --
Unearned stock-based
 compensation......................          --      --            --      --         (497)           --           --
Net loss...........................          --      --            --      --           --            --           --
                                     ----------    ----    ----------    ----     --------      --------         ----
Balance at December 31, 1998.......  30,862,612     308     2,001,483      20       25,424            --            3
Issuance of preferred Series D.....          --      --     1,218,333      12        7,267            --           --
Exercise of warrants...............          --      --     1,011,378      10        7,990            --           --
Conversion of preferred stock......   8,462,388      84    (4,231,194)    (42)         (42)           --           --
Exercise of stock options and
 issuance of restricted shares.....   1,967,482      20            --      --        5,117            --           --
Subchapter S Corporation
 distributions.....................          --      --            --      --           --            --           --
Amortization of stock-based
 compensation and warrant cost.....          --      --            --      --          989            --           --
Beneficial conversion of preferred
 Series D..........................          --      --            --      --        4,873            --           --
Issuance of common stock, net of
 issuance costs....................  11,350,000     114            --      --      103,154            --           --
Income tax benefit from deductible
 stock based award.................          --      --            --      --        7,943            --           --
Change in unrealized investment
 income............................          --      --            --      --           --            --           34
Translation adjustment.............          --      --            --      --           --            --           87
Net income.........................          --      --            --      --           --            --           --
                                     ----------    ----    ----------    ----     --------      --------         ----
Balance at December 31, 1999.......  52,642,482     526            --      --      162,715            --          124
Exercise of warrants...............     156,122      --            --      --           --            --           --
Exercise of stock options and
 issuance of restricted shares.....   2,185,471      23            --      --        8,445            --           --
Shares issued in conjunction with
 acquisition of subsidiary.........   1,291,046      13            --      --       45,716            --           --
Unearned stock-based
 compensation......................          --      --            --      --           --       (18,475)          --
Amortization of stock-based
 compensation and warrant cost.....          --      --            --      --        1,605         6,450           --
Issuance of common stock under the
 employee stock purchase plan......     443,740       5            --      --        4,511            --           --
Income tax benefit from deductible
 stock based award.................          --      --            --      --        9,677            --           --
Change in unrealized investment
 income............................          --      --            --      --           --            --          (37)
Translation adjustment.............          --      --            --      --           --            --          145
Net loss...........................          --      --            --      --           --            --           --
                                     ----------    ----    ----------    ----     --------      --------         ----
Balance at December 31, 2000.......  56,718,861    $567            --    $ --     $232,669      $(12,025)        $232
                                     ==========    ====    ==========    ====     ========      ========         ====


                                       TREASURY STOCK      RETAINED        TOTAL
                                     ------------------    EARNINGS    STOCKHOLDERS'
                                      SHARES    AMOUNT    (DEFICIT)       EQUITY
                                     --------   -------   ----------   -------------
Balance at December 31, 1997.......   921,258   $(1,830)   $  3,315      $ 10,496
Conversion of preferred Series A...  (815,000)   1,608           --            --
Exercise of stock options and
 issuance of restricted shares.....        --       --           --           303
Subchapter S Corporation
 distributions.....................        --       --         (874)         (874)
Stock-based compensation...........        --       --           --        18,546
Unearned stock-based
 compensation......................        --       --           --          (497)
Net loss...........................        --       --      (21,345)      (21,345)
                                     --------   -------    --------      --------
Balance at December 31, 1998.......   106,258     (222)     (18,904)        6,629
Issuance of preferred Series D.....        --       --           --         7,279
Exercise of warrants...............        --       --           --         8,000
Conversion of preferred stock......        --       --           --            --
Exercise of stock options and
 issuance of restricted shares.....        --       --           --         5,137
Subchapter S Corporation
 distributions.....................        --       --         (131)         (131)
Amortization of stock-based
 compensation and warrant cost.....        --       --           --           989
Beneficial conversion of preferred
 Series D..........................        --       --       (4,873)           --
Issuance of common stock, net of
 issuance costs....................        --       --           --       103,268
Income tax benefit from deductible
 stock based award.................        --       --           --         7,943
Change in unrealized investment
 income............................        --       --           --            34
Translation adjustment.............        --       --           --            87
Net income.........................        --       --        4,024         4,024
                                     --------   -------    --------      --------
Balance at December 31, 1999.......   106,258     (222)     (19,884)      143,259
Exercise of warrants...............        --       --           --            --
Exercise of stock options and
 issuance of restricted shares.....  (106,258)     222           --         8,690
Shares issued in conjunction with
 acquisition of subsidiary.........        --       --           --        45,729
Unearned stock-based
 compensation......................        --       --           --       (18,475)
Amortization of stock-based
 compensation and warrant cost.....        --       --           --         8,055
Issuance of common stock under the
 employee stock purchase plan......        --       --           --         4,516
Income tax benefit from deductible
 stock based award.................        --       --           --         9,677
Change in unrealized investment
 income............................        --       --           --           (37)
Translation adjustment.............        --       --           --           145
Net loss...........................        --       --       (5,228)       (5,228)
                                     --------   -------    --------      --------
Balance at December 31, 2000.......        --   $   --     $(25,112)     $196,331
                                     ========   =======    ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $(21,345)  $  4,024   $ (5,228)
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization..........................     1,516      1,296     15,453
     Income tax benefit from tax deductible stock based
       award................................................        --      7,943      9,677
     Decrease in deferred income taxes......................      (667)    (5,195)    (2,188)
     Provision for stock compensation.......................    17,555        434      6,513
     Write-off of accounts receivable.......................        --         --      2,393
     Non-cash warrant expense...............................        --        555      1,542
     Increase (decrease) in provision for doubtful
       accounts.............................................         9        (14)     1,007
     Common stock issued for services.......................       166         --         --
     Changes in assets and liabilities:
       Increase in accounts receivable......................    (2,047)   (14,136)   (23,947)
       (Increase) decrease in unbilled services.............    (2,890)     2,394     (1,519)
       Decrease (increase) in prepaid income taxes..........        77        (43)       173
       Increase in prepaid expenses.........................       (97)    (1,484)      (777)
       Increase in other assets.............................      (126)    (1,615)    (2,733)
       (Decrease) increase in trade accounts payable........      (587)       683      8,033
       Increase in accrued compensation.....................     2,375      4,519      7,124
       Increase (decrease) in employee withholdings.........        --      2,140     (1,620)
       Increase (decrease) in note payable..................     1,400     (1,400)        --
       Increase in deferred revenue.........................       671      1,644        118
       Increase in deferred rent credit.....................        --         --      2,757
       Increase in other accrued liabilities................       168        324        399
                                                              --------   --------   --------
          Net cash (used in) provided by operating
            activities......................................    (3,822)     2,069     17,177
                                                              --------   --------   --------
Cash flows from investing activities:
  Investment in subsidiary, net of cash.....................        --         --    (19,323)
  Purchases of property and equipment.......................    (1,782)    (3,415)   (25,028)
  Purchases of investments..................................      (390)    (5,782)  (138,125)
  Sales of investments......................................     1,213        275     83,764
                                                              --------   --------   --------
          Net cash used in investing activities.............      (959)    (8,922)   (98,712)
                                                              --------   --------   --------
Cash flows from financing activities:
  Issuance of preferred stock, Series D.....................        --      7,279         --
  Proceeds from public offerings............................        --    103,268         --
  Exercise of stock warrants................................        --      8,000         --
  Issuance of shares through ESPP...........................        --         --      4,516
  Exercise of stock options.................................       631      5,137      8,690
  Borrowings under line of credit...........................    11,976      4,550      4,900
  Payments under line of credit.............................    (6,709)   (10,104)    (4,900)
  Subchapter S Corporation distributions....................      (874)      (131)        --
                                                              --------   --------   --------
          Net cash provided by financing activities.........     5,024    117,999     13,206
                                                              --------   --------   --------
Effect of exchange rate changes.............................        --         87        145
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........       243    111,233    (68,184)
Cash and cash equivalents at beginning of period............     2,343      2,586    113,819
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $  2,586   $113,819   $ 45,635
                                                              ========   ========   ========

     The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1999      2000
                                                              -------   -------   -------
Supplemental disclosure of non-cash investing activities:
  Common stock issued for acquisition of subsidiary.........  $    --   $    --   $27,254
                                                              =======   =======   =======
  Common stock issued for future services related to
     acquisition of subsidiary..............................  $    --   $    --   $18,475
                                                              =======   =======   =======
Supplemental disclosure of business acquisition:
  Cash paid for business acquisition........................  $    --   $    --   $19,812
  Less: cash acquired.......................................       --        --      (489)
                                                              -------   -------   -------
  Cash paid for business acquisition, net...................       --        --    19,323
  Issuance of common stock for business acquisition.........       --        --    27,254
                                                              -------   -------   -------
  Total purchase price......................................       --        --    46,577
  Fair value of net liabilities assumed, net of cash........       --        --      (944)
                                                              -------   -------   -------
  Excess of fair value over net assets acquired.............  $    --   $    --   $47,521
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PROXICOM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

     Proxicom, Inc., a Delaware corporation ("Proxicom" or the "Company"), is a leading e-business consulting and development company, delivering innovative multi-channel solutions to Global 1000 companies and other large businesses. Since 1994, Proxicom has focused exclusively on the Internet and has successfully completed over 1,000 client engagements. Proxicom's Internet solutions include business-to-consumer electronic commerce Internet sites, business-to-business electronic commerce extranets, company-specific intranets and multi-channel solutions such as wireless e-commerce applications. The Company currently operates in one operational segment.

     On January 24, 2000, the Board of Directors approved a two-for-one stock split, effective February 24, 2000, for common shareholders of record as of February 9, 2000. The financial statements of the Company, including references to all common stock shares and per share data, have been retroactively restated.

2.  ACQUISITIONS AND MERGERS

  Purchase

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

     In addition to the 769,440 shares of common stock issued in the acquisition, 521,606 shares of Proxicom common stock were issued to principal owners/employees of Clarity. These shares are held in escrow and will be released on the first and second anniversary date of the acquisition. The shares were valued at $18.5 million as of the closing date, which is included in stockholders' equity as deferred compensation and is being amortized on a straight-line basis over the two-year vesting period. The Company recognized stock compensation amortization expense of $6.5 million during the year ended December 31, 2000. Remaining unamortized deferred compensation at December 31, 2000 is $12.0 million.

     The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their respective fair values. Management obtained an independent valuation for the allocation of the excess purchase price over net tangible assets acquired. Based on this allocation, management has attributed the excess purchase price to acquired service agreements, customer relationships, assembled workforce and goodwill. The Company recorded a deferred tax liability of $2.4 million for nondeductible expenses associated with these intangible assets. This amount has been included as part of goodwill. The cost of these intangible assets will be amortized on a straight-line basis over three years. The Company recognized amortization expense on intangible assets (including goodwill) of $11.9 million during the year-ended December 31, 2000. Remaining unamortized intangible assets as of December 31, 2000 is $38.0 million.

                                 PROXICOM, INC.

2.  ACQUISITIONS AND MERGERS -- (CONTINUED)
     The results of operations of Clarity have been reflected in the financial statements as of the acquisition date. The following table reflects unaudited pro forma combined results of the Company and Clarity as if the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                                                 TWELVE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                1999            2000
                                                              ---------       ---------
                                                                   (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Revenues....................................................  $ 89,032        $209,621
Net Loss....................................................  $(26,444)       $(11,184)
Net Loss per basis share....................................  $  (0.58)       $  (0.20)
Net Loss per diluted share..................................  $  (0.58)       $  (0.20)

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

  Poolings

     Each of the following transactions were accounted for as a pooling of interests.

     On March 26, 1999, Proxicom completed its acquisition of ad hoc Interactive, Inc. ("ad hoc"), a Subchapter S Corporation incorporated during 1994, by exchanging 1,659,542 shares of Proxicom's common stock and rights to receive 78,666 shares of Proxicom common stock for all the outstanding stock and stock rights of ad hoc. Each share of ad hoc stock was exchanged for 19.910446 shares of Proxicom common stock. In addition, outstanding rights to receive ad hoc stock were exchanged for rights to receive Proxicom common stock. (Note 9).

     There were no transactions between Proxicom and ad hoc prior to the combination. No material adjustments were made to conform to Proxicom's accounting policies.

     In August 1998, Proxicom completed its acquisition of IBIS Consulting, Inc. ("IBIS Consulting"), a Subchapter S corporation incorporated during 1994, by exchanging 9,976,594 shares of Proxicom's common stock for all the common stock of IBIS Consulting. Each share of IBIS Consulting was exchanged for 0.4655736 shares of Proxicom common stock. In addition, outstanding IBIS Consulting employee stock options were converted at the same exchange factor into options to purchase 690,068 shares of Proxicom common stock. (Note 9).

     There were no transactions between Proxicom and IBIS Consulting prior to the combination. No material adjustments were made to conform to Proxicom's accounting policies.

     Effective January 1, 1998, Proxicom completed its acquisition of Square Earth, Inc. ("Square Earth"), a Subchapter S corporation incorporated during 1996, by exchanging 1,069,998 shares of its common stock for all the common stock of Square Earth. Each share of Square Earth was exchanged for 0.891666 shares of

                                 PROXICOM, INC.

2.  ACQUISITIONS AND MERGERS -- (CONTINUED)
Proxicom common stock. In addition, outstanding Square Earth employee stock options were converted at the same exchange factor into options to purchase 82,948 shares of Proxicom common stock. (Note 9).

     There were no transactions between Proxicom and Square Earth prior to the combination. No material adjustments were made to conform to Proxicom's accounting policies.

     For the six-month period ended June 30, 1998, IBIS Consulting had revenue and net income of $8.1 million and $1.4 million, respectively. For the year ended December 31, 1998, ad hoc had revenue and net loss of $1.6 million and $702,000, respectively.

     The IBIS Consulting, ad hoc and Square Earth acquisitions constituted tax-free reorganizations and have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16, "Business Combinations". Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of IBIS Consulting, ad hoc and Square Earth as though they had been a part of Proxicom since their inception.

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and balances. Certain prior year information has been reclassified to conform with the current year presentation.

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

                                 PROXICOM, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Deferred revenue is recognized on fixed-price contracts to reflect billings in excess of revenue recognized under the percentage-of-completion method.

     Unbilled services on contracts are comprised of cost plus earnings in excess of contractual billings on such contracts. Billings in excess of cost plus earnings are classified as deferred revenue.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Leasehold improvements are amortized on the straight-line method over the shorter of the improvements' estimated useful lives or related remaining lease term. Long-lived assets held and used by the Company are reviewed for impairment whenever changes in circumstances indicate the carrying value of an asset may not be recoverable.

  Investments

     The Company has a cash management program, which provides for the investment of excess cash balances primarily in short-term money market and debt instruments with contractual maturities of one year or less. Accordingly, the Company classifies its investments as available-for-sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement further requires that available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings, but reported as comprehensive income within stockholders' equity (net of the effect of income taxes) until they are sold.

  Derivative Financial Instruments

     The Company does not engage in derivatives trading, market-making or other speculative activities. To mitigate the effect of changes in foreign currency exchange rates, the Company, from time to time, may enter into currency exchange contracts. The fair value of the currency exchange contract is recorded on the Company's balance sheet as an asset with fair value adjustment gains and losses recorded on the Company's statement of operations. The Company has currency exchange exposure for the U.S. dollar compared to the British Pound, French Franc, Euro Dollar and the German Deutchmark.

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

                                 PROXICOM, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Research and Development Expense for Software Products

     Research and development costs are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development cost subsequent to the establishment of technological feasibility and prior to general release of the software. Based on the Company's development process, technological feasibility is established upon completion of a working model. The period between technological feasibility and general release is relatively short and the cost incurred during this period have been insignificant for capitalization. The Company is not currently developing stand-alone software products.

  Basic and Diluted Net Income Per Common Share

     Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of potential common stock equivalents arising from the assumed exercise of stock options, if dilutive. (Note 15).

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

  Concentration of Credit Risk

     Revenues in the years ended 1998, 1999 and 2000 and receivables as of December 31, 1999 and 2000 were concentrated with five customers as follows (amounts represent percentage of total revenues and accounts receivable, respectively):

                                                         REVENUES                ACCOUNTS
                                                 ------------------------       RECEIVABLE
                                                        YEAR ENDED             -------------
                                                       DECEMBER 31,            DECEMBER 31,
                                                 ------------------------      -------------
                                                 1998      1999      2000      1999    2000
                                                 ----      ----      ----      -----   -----
Customer A.....................................  14.2%        *         *         *       *
Customer B.....................................  13.2%        *         *      13.1%      *
Customer C.....................................     *      14.7%        *         *       *
Customer D.....................................     *         *         *      20.4%   11.8%
Customer E.....................................     *         *         *         *    15.9%

     --------------------
     * Represents less than 10% of total.

     The Company performs initial credit evaluations of its new customers and generally does not require collateral from its customers. The Company maintains an allowance for potential losses when identified.

  Foreign Currency Translation

     The accounts of foreign subsidiaries are measured using local currency as the functional currency. The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average rates of exchange in

                                 PROXICOM, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in consolidated net income.

  Pro Forma Net Income (Loss) (Unaudited)

     As discussed in Note 2, the Company acquired IBIS Consulting and Square Earth during 1998 and ad hoc during 1999, all previously Subchapter S corporations. Pro forma net income (loss) assuming that IBIS Consulting, ad hoc and Square Earth were taxable entities during the periods presented is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1998      1999
                                                              --------   ------
                                                               (IN THOUSANDS)
Income (loss) before income taxes...........................  $(22,245)  $6,960
Pro forma income tax provision (benefit)....................      (900)   3,080
                                                              --------   ------
Pro forma net income (loss).................................  $(21,345)  $3,880
                                                              ========   ======

4.  INVESTMENTS

     The following is a summary of investments classified as current assets (in thousands):

                                                                    GROSS        GROSS
                                                                  UNREALIZED   UNREALIZED    FAIR
                                                         COST       GAINS        LOSSES      VALUE
                                                        -------   ----------   ----------   -------
DECEMBER 31, 1999
  Commercial paper....................................  $ 5,782     $   37       $   --     $ 5,819
DECEMBER 31, 2000
  Commercial paper....................................  $60,143     $   --       $   --     $60,143

     The cost and fair value of available-for-sale securities by contractual maturity are as follows (in thousands):

                                                                         FAIR
                                                               COST      VALUE
                                                              -------   -------
DECEMBER 31, 1999
  Due in one year or less...................................  $ 5,782   $ 5,819
  Due after one year through three years....................       --        --
                                                              -------   -------
                                                              $ 5,782   $ 5,819
                                                              =======   =======
DECEMBER 31, 2000
  Due in one year or less...................................  $60,143   $60,143
  Due after one year through three years....................       --        --
                                                              -------   -------
                                                              $60,143   $60,143
                                                              =======   =======

     The Company realized gains from the sale of investments of $0 for both 1999 and 2000 and realized losses from the sales of investments of $3,000 and $0 in 1999 and 2000, respectively.

                                 PROXICOM, INC.

5.  ACCOUNTS RECEIVABLE

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Accounts receivable.........................................  $24,698   $47,972
Allowance for doubtful accounts.............................     (655)   (1,662)
                                                              -------   -------
Net accounts receivable.....................................  $24,043   $46,310
                                                              =======   =======

     No accounts receivable at December 31, 1999 or 2000 were the result of long-term contracts.

     The Company wrote-off uncollectible accounts of $959,000, $283,000 and $3.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Computer equipment..........................................  $ 4,356   $ 7,942
Office and other equipment..................................    1,291     2,276
Purchased software..........................................    2,072     6,088
Leasehold improvements......................................    1,590    18,533
                                                              -------   -------
                                                                9,309    34,839
Less: Accumulated depreciation and amortization.............   (4,246)   (7,763)
                                                              -------   -------
Total property and equipment, net...........................  $ 5,063   $27,076
                                                              =======   =======

7.  LINES OF CREDIT

     The Company has a $10.0 million revolving credit facility with Bank of America, N.A. to be used for working capital purposes and permitted acquisitions. The interest rate on the amounts borrowed under the credit agreement is the Eurodollar Daily Floating Rate plus 1.25%. The credit facility expires on August 31, 2002 and will renew automatically for one additional year at the sole discretion of Bank of America, N.A. The credit facility requires the Company to maintain a ratio of liquid assets to total bank commitments of no less than 1.5 to 1.0 as of the end of each fiscal quarter. As of December 31, 2000, the Company had no outstanding borrowings under the credit facility.

     Additionally, the Company has a Committed Standby Letter of Credit ("Standby Letter of Credit") with Bank of America, N.A. for $25.0 million. This credit facility expires on August 31, 2002. The letter of credit fee is 1% annually of the outstanding letters of credit written on this facility. As of December 31, 2000, the entire $25.0 million Standby Letter of Credit was fully committed. The Company also has an additional $3.9 million committed under separate outstanding letters of credit with Bank of America, N.A. which reduces the amounts available for borrowing under the aforementioned $10.0 million line of credit with Bank of America, N.A. Interest expense was $227,000, $102,000 and $39,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Commitment fees of 1% paid on the outstanding letters of credit for the year ended 2000 were $196,000. Commitment fees paid on outstanding letters of credit for 1998 and 1999 were not material.

                                 PROXICOM, INC.

8.  NOTE PAYABLE

     On August 10, 1998, the Company entered into a $1.4 million note payable with an investment banking firm in connection with professional services for the IBIS Consulting transaction. The note accrued interest at 7.0% per annum and matured upon completion of the Company's initial public offering. This unsecured note was subordinated only to the Company's senior bank facilities. The $1.4 million note was paid in full in 1999 with a portion of the proceeds from the Company's initial public offering.

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

     Under the Plan, the option purchase price for each grant is equal to the fair value of the common stock at the date of the grant as determined by the Board of Directors. Options granted to new employees generally vest over a four year period with 25 percent vesting at the end of the first year and one sixteenth of the shares subject to the option vesting quarterly thereafter. Refresh options granted to continuing employees generally vest on a quarterly basis over a four year period.

  IBIS Consulting

     In connection with the Company's acquisition of IBIS Consulting, the Company assumed all outstanding options to purchase shares of common stock of IBIS Consulting. These options were converted into options to purchase equivalent shares of the Company's common stock based on the merger exchange formula and subsequently included under the Plan for employees and non-employees.

  Square Earth, Inc.

     In connection with the Company's acquisition of Square Earth, the Company assumed all outstanding options to purchase shares of common stock of Square Earth. These options were converted into options to purchase equivalent shares of the Company's common stock based on the merger exchange formula and subsequently included under the Plan for employees and non-employees.

  IBIS Consulting Stock-Based and Other Compensation

     In early 1997, prior to Proxicom's merger with IBIS Consulting, IBIS Consulting entered into an arrangement with an employee providing that individual with 2,992,988 fully vested stock options which were subject to certain conditions, including provisions requiring IBIS Consulting to buy back the common stock resulting from exercise of the options and requiring the employee to sell such shares to IBIS Consulting at a pre-determined formula upon termination of employment. The employee exercised these options in July 1998.

     Due to a change of control provision in the initial option agreement, concurrent to the August 1998 acquisition of IBIS Consulting by Proxicom, the repurchase requirement on the stock and stock options was eliminated, allowing the employee to freely trade the stock.

     As a consequence of the above change of control provision triggered by the acquisition and the conversion of options from the IBIS 1997 stock option plan to the IBIS 1998 stock option plan in 1998, the Company recorded non-cash stock-based compensation of approximately $17.0 million equal to the difference between the pre-determined formula price and the then fair value of the underlying stock or stock options. As the shares were fully vested, the compensation expense was recognized at the time of the merger.

                                 PROXICOM, INC.

9.  STOCK OPTION PLANS -- (CONTINUED)
     In connection with other stock option grants and amortization of deferred stock-based compensation, the Company recognized additional stock-based compensation totaling $219,000, $219,000 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively.

  ad hoc Interactive, Inc.

     During 1997 and 1998, ad hoc granted employees the right to receive 28,870 shares and 124,452 shares of ad hoc common stock, respectively, at no cost on the first or second anniversary of their employment start date, provided that they remained full-time employees during such period. In March 1999, the then remaining outstanding rights were converted into rights to receive Proxicom common stock. ad hoc recognized non-cash compensation expense related to these rights of $133,000, $215,000 and $63,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Unearned stock compensation of $278,000, $63,000 and $0 is recorded as of December 31, 1998, 1999 and 2000, respectively.

  Proxicom Stock Option Plan for Non-Employee Directors

     In February 1997, the Company established a stock option plan for non-employee directors (the "Directors Plan") and has reserved 1,200,000 shares of common stock for issuance under the provisions of this plan. Options granted prior to December 15, 1998 generally vest over the three-year term as a director. Options under the Directors Plan issued subsequent to December 15, 1998 are expected to be issued on a fully vested basis. Options outstanding as of December 31, 1998, 1999 and 2000 were 350,000, 263,000 and 350,000, respectively, under the Directors Plan.

  Accounting for Stock Options Issued to Employees and Non-Employee Directors

     The Company accounts for its stock options and rights to receive stock issued to employees and non-employee directors in accordance with APB 25 under which compensation expense of $17.3 million, $434,000 and $6.5 million was recognized for the options and rights to receive stock granted in 1998, 1999 and 2000, respectively. The Company has provided additional pro forma disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

     For disclosure purposes, the fair value of each stock option and right to receive stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options and rights to receive stock in 1998, 1999 and 2000: no annual dividends, risk-free interest rate of 5.1%, 6.1% and 6.4%, respectively, and expected life of one to five years. The assumed volatility was 0% and 90.0% for the pre-IPO grants and post-IPO grants, respectively, in 1998 and 1999. The assumed volatility was 107.0% in 2000.

     The weighted-average fair values of the stock options granted in 1998, 1999 and 2000 were $0.61, $12.91 and $40.10, respectively. The weighted average fair values of the rights to receive stock granted in 1998, 1999 and 2000 were $3.20, $5.43 and $0, respectively.

     Under the above model, the total value of stock options and rights to receive stock granted in 1998, 1999 and 2000 was $2.8 million, $70.5 million and $267.5 million, respectively, which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net (loss) income would have been approximately ($7.2 million), $1.0 million and ($66.7 million) in 1998, 1999 and 2000, respectively, and pro forma basic and diluted loss per common share would have been $0.25, $0.09 and $1.21 in 1998, 1999 and 2000, respectively.

                                 PROXICOM, INC.

9.  STOCK OPTION PLANS -- (CONTINUED)
  Accounting for Stock Options Issued to Non-Employees

     The Company accounts for its stock options granted to eligible non-employees on the fair value method in accordance with SFAS No. 123. In January 1998, ad hoc issued 69,686 shares of stock to a non-employee consultant for services in lieu of cash. The Company recognized non-cash compensation expense of $166,000 as general and administrative expenses in 1998 related to this grant.

  Stock Option Activity

     The following tables summarize stock option activity for Proxicom and IBIS Consulting option grants:

                                                         PROXICOM                 IBIS CONSULTING
                                                    OPTIONS OUTSTANDING         OPTIONS OUTSTANDING
                                                 -------------------------   -------------------------
                                                               WEIGHTED-                   WEIGHTED-
                                                 NUMBER OF      AVERAGE      NUMBER OF      AVERAGE
                                                   SHARES     OPTION PRICE     SHARES     OPTION PRICE
                                                 ----------   ------------   ----------   ------------
December 31, 1997..............................   2,495,048      $ 1.93       3,518,062      $0.11
Grants.........................................   4,103,168        3.97         164,994       2.36
Exercised......................................    (173,404)       1.75      (2,992,988)      0.11
Cancellations..................................    (707,066)       2.88              --         --
                                                 ----------                  ----------
December 31, 1998..............................   5,717,746        3.29         690,068       0.65
Grants.........................................   9,557,556       12.91              --         --
Exercised......................................  (1,777,936)       2.66        (152,706)      0.89
Cancellations..................................  (1,390,556)       4.80         (27,840)      2.36
                                                 ----------                  ----------
December 31, 1999..............................  12,106,810       10.35         509,522       0.48
Grants.........................................   9,713,818       40.10              --         --
Exercised......................................  (1,809,967)       4.69        (468,816)      0.42
Cancellations..................................  (2,176,567)      24.21              --         --
                                                 ----------                  ----------
December 31, 2000..............................  17,834,094       24.29          40,706       1.25
                                                 ==========                  ==========
Options exercisable at:
December 31, 2000..............................   3,021,052       20.15          40,706       1.25
December 31, 1999..............................   1,183,622        2.06         509,522       0.48
December 31, 1998..............................     730,060        1.87         608,366       0.42

     The weighted-average exercise price for Proxicom options outstanding at December 31, 1998, 1999 and 2000 was $3.29, $10.35 and $24.29, respectively, and exercise prices for options exercised in 2000 ranged from $0.11 to $41.75. The weighted-average exercise price for IBIS Consulting options at December 31, 1998, 1999 and 2000 was $0.65, $0.48 and $1.25, respectively, and exercise prices ranged from $0.11 to $2.36 at December 31, 2000. These options will expire if not exercised at specific dates ranging from January 1998 to December 2008. The weighted-average remaining contractual life of the options outstanding was approximately 8.6 years.

                                 PROXICOM, INC.

9.  STOCK OPTION PLANS -- (CONTINUED)
     The following table summarizes information about stock options outstanding at December 31, 2000:

                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
               ---------------------------------------------   ----------------------------
  RANGE OF       NUMBER        WEIGHTED-        WEIGHTED-        NUMBER        WEIGHTED-
  EXERCISE     OUTSTANDING      AVERAGE          AVERAGE       EXERCISABLE      AVERAGE
   PRICES      AT 12/31/00   REMAINING LIFE   EXERCISE PRICE   AT 12/31/00   EXERCISE PRICE
------------   -----------   --------------   --------------   -----------   --------------
$ 0.11- 0.11       20,000         7.7             $ 0.11           20,000        $ 0.11
  0.17- 0.17       42,976         8.5               0.17           13,775          0.17
  1.65- 2.39      973,086         6.6               2.16          378,946          1.93
  3.50- 5.03    3,706,852         7.8               4.88          753,404          4.84
  5.50- 8.00    1,279,646         8.3               5.94          122,860          5.74
  9.13-13.56      722,698         8.7              10.69           99,682         10.17
 14.94-22.22    1,325,730         8.9              18.65          191,775         18.31
 22.63-33.94    1,995,795         9.0              27.52          442,000         26.17
 34.00-50.50    7,534,517         9.1              43.23        1,039,129         41.86
 53.25-62.16      273,500         9.2              55.63              187         56.81
------------   ----------         ---             ------        ---------        ------
$ 0.11-62.16   17,874,800         8.6             $25.52        3,061,758        $21.13
               ==========                                       =========

     The following table summarizes rights to receive stock of ad hoc:

                                                                       AD HOC
                                                              STOCK RIGHTS OUTSTANDING
                                                              ------------------------
                                                              NUMBER OF
                                                               SHARES     OPTION PRICE
                                                              ---------   ------------
December 31, 1997...........................................    85,618            --
Grants......................................................   124,452            --
Exercised...................................................  (143,358)           --
Cancellations...............................................        --            --
                                                              --------      --------
December 31, 1998...........................................    66,712            --
Grants......................................................    28,878            --
Exercised...................................................   (36,840)           --
Cancellations...............................................        --            --
                                                              --------      --------
December 31, 1999...........................................    58,750            --
                                                              --------      --------
Grants......................................................        --            --
Exercised...................................................   (12,946)           --
Cancellations...............................................        --            --
                                                              --------      --------
December 31, 2000...........................................    45,804            --
                                                              ========      ========

10.  CAPITAL STOCK AND WARRANTS

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

                                 PROXICOM, INC.

10.  CAPITAL STOCK AND WARRANTS -- (CONTINUED)
     On April 20, 1999, the Company completed its initial public offering of securities and issued 8,000,000 shares of common stock at $6.50 per share. Automatically upon the initial public offering of securities, all 4,231,194 of the Company's then outstanding shares of convertible preferred stock were converted to 8,462,388 shares of common stock. At the same time, Proxicom amended its Certificate of Incorporation to authorize an increase in the number of authorized common shares from 20,000,000 to 100,000,000 shares and to increase the number of authorized shares of preferred stock from 5,000,000 to 10,000,000 shares. In connection with the initial public offering, Proxicom offered the underwriters of the offering an option to purchase an additional 1,350,000 shares of common stock at the offering's $6.50 per share offering price. This option was exercised on May 21, 1999. Proceeds to the Company from its initial public offering, net of underwriting discounts and costs of the offering, were approximately $54.3 million.

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

     The Company's treasury stock was re-issued to employees in January 2000 through the Company's 1996 Stock Option Plan.

                                 PROXICOM, INC.

11.  INCOME TAXES

     The provision for income taxes is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----   ------   ------
                                                                  (IN THOUSANDS)
Current taxes:
  Federal...................................................  $(155)  $2,259   $8,565
  State.....................................................    (52)     562    1,652
  Foreign...................................................     --      185      451
                                                              -----   ------   ------
          Total current income tax provision (benefit)......   (207)   3,006   10,668
                                                              -----   ------   ------
Deferred taxes:
  Federal...................................................   (589)     (59)    (202)
  State.....................................................   (104)     (11)     (36)
  Foreign...................................................     --       --     (568)
                                                              -----   ------   ------
          Total deferred income tax benefit.................   (693)     (70)    (806)
                                                              -----   ------   ------
          Total provision (benefit) for income taxes........  $(900)  $2,936   $9,862
                                                              =====   ======   ======

     The reconciliation of the Company's income tax provision to the federal statutory tax rate is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998      1999     2000
                                                              -------   ------   ------
                                                                   (IN THOUSANDS)
Income tax provision (benefit) at federal statutory tax rate
  of 34%....................................................  $(7,324)  $2,366   $1,622
State income taxes, net.....................................      (34)     278    1,074
Subchapter S Corporation income.............................     (455)    (115)      --
Stock option revaluation....................................    4,905       --       --
Acquisition costs...........................................      646       68       --
Meals and entertainment & other permanent differences.......       53        6      161
Change in federal tax rate..................................       --       --       16
Amortization of non-deductible goodwill, subsidiary.........       --       --    3,515
Amortization of contingent stock compensation...............       --       --    2,256
UK expatriate payments......................................       --       --      225
Imputed interest on intercompany loans......................       --       --       55
Adjustment to tax accounting method.........................       --      469       --
Foreign rate differential...................................        8       62    1,377
Increase (decrease) in valuation allowance..................      944     (388)    (520)
Other.......................................................      357      190       81
                                                              -------   ------   ------
Income tax provision (benefit)..............................  $  (900)  $2,936   $9,862
                                                              =======   ======   ======

                                 PROXICOM, INC.

11.  INCOME TAXES -- (CONTINUED)
     Deferred tax assets (liabilities) were comprised of the following:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                               1998      1999     2000
                                                              -------   ------   -------
                                                                    (IN THOUSANDS)
Assets:
  NOL carryforward..........................................  $ 1,796   $5,048   $15,218
  Minimum and foreign tax credits...........................       --      180         4
  Vacation accrual..........................................       81       68       614
  Accrued expatriate fringe benefit.........................       --      492       341
  R&E and investment credits................................       20       70        70
  Contribution carryforward.................................        4       --        10
  Accrued bonuses...........................................       --       --        93
  Warranty reserve..........................................       --       --        19
  Bad debt expense..........................................      137      256       553
  Investment in JV reserve..................................       --       --       137
  Depreciation..............................................      176      109        36
  Other accrued expenses....................................      241       --        --
  Revaluation of stock options..............................    1,083      869        --
  State tax accrual.........................................       13       --        --
                                                              -------   ------   -------
          Total gross deferred tax assets...................    3,551    7,092    17,095
Valuation allowance.........................................   (1,083)    (694)   (8,774)
                                                              -------   ------   -------
          Net deferred tax assets...........................    2,468    6,398     8,321
                                                              -------   ------   -------
Liabilities:
  Depreciation..............................................       --       --        --
  Unbilled service revenue..................................   (1,654)    (280)     (876)
  Subchapter S Corporation cash to accrual adjustment.......     (479)    (588)     (294)
  Other.....................................................       --       --        --
                                                              -------   ------   -------
          Total gross deferred tax liabilities..............   (2,133)    (868)   (1,170)
                                                              -------   ------   -------
          Net deferred tax asset............................  $   335   $5,530   $ 7,151
                                                              =======   ======   =======

     The Company received a tax refund of $207,000 for 1998 and there was $0 tax liability for both 1999 and 2000. In addition, the Company has a $435,000 U.K. tax liability and a $15,000 German tax liability for the 2000 tax year.

     The Company has U.S. net operating loss carryforwards of approximately $38.5 million and French net operating loss carryforwards of approximately $499,000 for tax purposes. In 2000, valuation allowances of approximately $8.6 million and $174,000 have been provided for both the U.S. and France, respectively, to offset the related deferred tax assets based on the uncertainty of realizing the benefits of the net operating loss carryforwards.

     The U.S. net operating loss and research and development tax credit carryforwards expire between the years 2018 and 2020. The French net operating loss carryforwards have no expiration date. The Company also has $3,900 in minimum tax credits which have no expiration date.

     In 1999, the Company recorded $177,000 in foreign tax credits along with a related valuation allowance. It has since been determined that the credits will expire prior to their use. The Company had decided to

                                 PROXICOM, INC.

11.  INCOME TAXES -- (CONTINUED)
convert the credits to current deductions. Subsequently, the deferred tax asset and valuation allowance has been eliminated in 2000.

     The net operating loss carryforwards are primarily attributable to tax deductions available related to the exercise of stock options. Because stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit of stock option deductions must be credited to additional paid-in-capital.

     The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowance.

12.  RELATED PARTY TRANSACTIONS

     In February 1997, the Company entered into a lease for office space in Reston, VA. The lease commenced on July 1, 1997 and has a term of seven years. Rent payments for the years ended December 31, 1998, 1999 and 2000 were approximately $864,000, $1.3 million and $1.4 million, respectively, and increase at an annual rate of 3.0%. The lessor is a company indirectly wholly owned by a member of the Company's Board of Directors and stockholder. In accordance with the lease agreement, the Company must maintain a letter of credit in the amount of $131,000 as a security deposit during the term of the lease. The Company's current letter of credit expires in December 2001.

     The Company has provided Internet professional services to one of its stockholders. Revenue generated from this stockholder totaled $775,000, $4.5 million and $5.5 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company recorded receivable balances of $316,000, $3.2 million and $467,000 as of December 31, 1998, 1999 and 2000, respectively.

13.  EMPLOYEE BENEFIT PLANS

  Profit Sharing and Bonus Plans

     In January 2000, the Company merged the three legacy Proxicom, IBIS and ad Hoc 401(k) defined contribution profit sharing plans into the Proxicom 401(k) Plan (the "Plan"). Under this Plan, all of the Company's full-time employees and part-time employees who work at least 1,000 hours and are at least 18 years of age can elect to participate. Participants may contribute up to 15% of pretax compensation, subject to certain limitations. The Company may make discretionary annual profit sharing contributions up to 25% of each participant's annual contribution and up to 6.0% of the respective participant's annual deferral. Company contributions vest ratably over 4 years. The Company made profit sharing contributions of $71,000, $474,000 and $921,000 in 1998, 1999 and 2000,
respectively.

  Employee Stock Purchase Plan

     In February 1999, the Company's Board of Directors authorized an Employee Stock Purchase Plan ("ESPP"). The ESPP, which commenced upon completion of the Company's initial public offering, provides substantially all full-time employees an opportunity to purchase shares of Proxicom common stock through payroll deductions of up to 15.0% of eligible compensation, not to exceed $25,000 annually. Semi-annually, participant account balances are used to purchase stock at the lesser of 85.0% of the fair market value on the trading day before the participation period starts or the trading day preceding the day on which the participation period ends. A total of 2,000,000 shares are available for purchase under the ESPP.

     For the year ended December 31, 2000, employee participants have purchased 443,740 shares of the Company's common stock.

                                 PROXICOM, INC.

14.  COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company leases office space in Virginia, California, New York, Michigan, Massachusetts, Texas, Illinois, the United Kingdom, France and Germany under non-cancelable operating leases expiring in various years through 2013. Total rent expense for all operating leases amounted to approximately $2.7 million, $4.7 million and $13.9 million in 1998, 1999 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):

                                                               AMOUNT
                                                              --------
2001........................................................  $ 34,508
2002........................................................    31,367
2003........................................................    28,614
2004........................................................    28,241
2005........................................................    26,909
Thereafter..................................................   155,615
                                                              --------
          Total.............................................  $305,254
                                                              ========

     The Company's leased office space in Virginia, New York, California, Texas, Massachusetts and Illinois are secured by letters of credit which amount to $205,000, $803,000 and 28.9 million in 1998, 1999 and 2000, respectively, in lieu of a cash deposit.

  Foreign Currency Exchange Contracts

     On November 17, 2000, the Company entered into a forward commitment (the "Contract"), with an external bank to purchase 4 million British pound sterling at the then forward exchange rate. The Contract is effective for a 90-day period. As of December 31, 2000, the Company made two purchases against the Contract totaling approximately $1.8 million (1.25 million British pound sterling). These amounts have been structured as loans to the Company's U.K. subsidiary. At December 31, 2000, the Company included the fair value of the forward commitment in the balance sheet with a corresponding gain of approximately $165,000 recognized in the statement of operations.

     The Company's intent is for the U.K. subsidiary to repay the loan to the Company. Therefore, as of December 31, 2000, the Company recognized a foreign currency exchange gain of approximately $75,000.

15.  BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for net income. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

  Basic and Diluted Net Loss Per Common Share

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998         1999        2000
                                                              ---------    --------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net loss available to common stockholders...................  $(21,345)    $  (849)    $(5,228)
                                                              ========     =======     =======
Weighted average shares of common stock outstanding.........    29,152      44,532      55,140
                                                              ========     =======     =======
Basic and diluted net loss per common share.................  $  (0.73)    $ (0.02)    $ (0.09)
                                                              ========     =======     =======

                                 PROXICOM, INC.

15.  BASIC AND DILUTED EARNINGS PER COMMON SHARE -- (CONTINUED)
     Approximately 6.5 million, 12.7 million and 17.9 million options and rights were outstanding as of December 31, 1998, 1999 and 2000, respectively, but were not included in the computation of diluted net loss per common share as the effect would be anti-dilutive.

16.  INVESTMENT IN JOINT VENTURE

     In April 1999, the Company signed an agreement with Ericsson Telecommunicazioni SpA ("Ericsson"). Under the agreement, the Company made a 19.9% investment in an Italian joint venture company. Ericsson owns the remaining 80.1% interest. The joint venture company, named Eunosia Internet Architects, SpA ("Eunosia"), provides Internet solutions to Italian-based businesses. The initial share capital of Eunosia was approximately $1.7 million, which Proxicom and Ericsson have contributed in proportion to their shareholder percentage interest. In June 1999, the Company contributed $336,000 to fulfill its initial share capital obligation. The Company also has an option to buy an additional 20.0% share in the common stock of Eunosia, subject to certain conditions and restrictions. The Company will not participate in the management or policy making of the business. As the Company will not have the ability to influence significantly the entity or its operations, the Company has accounted for its investment on a cost basis. In September 2000, the Company recorded an allowance to fully reserve this investment.

     In July 1999, the Company signed an agreement with affiliates of Iberdrola SA. Under the agreement, the Company made a 19.9% investment in a Spanish joint venture company, named Kristina, Services de Internet, SA. Affiliates of Iberdrola SA own the remaining 80.1% interest. Kristina, Services de Internet, SA provides Internet solutions to Spain-based businesses. The initial share capital of Kristina, Services de Internet, SA was approximately $7.4 million, which the Company and the affiliates of Iberdrola SA contributed in proportion to their shareholder percentage interests. In 1999 and 2000, the Company contributed approximately $1.4 million to fulfill its share capital obligation. The Company will not participate in the management or policy making of the business. As the Company will not have the ability to influence significantly the entity or its operations, the Company has accounted for its investment on a cost basis.

17.  FOREIGN SALES

     The Company has sales, marketing and service delivery operations outside of the United States in Germany, France and the United Kingdom. The Company has joint venture arrangements in Italy and Spain. Included in revenues are foreign sales of approximately $3.0 million, $6.6 million and $29.7 for the years ended December 31, 1998, 1999 and 2000, respectively.