Form 10-Q
period 2001-03-31
PROXICOM INC
filed 2001-05-15
CIK 1070052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25741

PROXICOM, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1770631

(State of Organization)	(I.R.S. Employer Identification Number)

11600 Sunrise Valley Drive, Reston, VA	20191

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 262-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2001

Common Stock, $0.01 par value per share	57,333,719

PROXICOM, INC.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2001

PAGE

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001 (unaudited)	1

Consolidated (unaudited) Statements of Operations for the Three-Month Periods Ended March 31, 2000 and March 31, 2001	2

Consolidated (unaudited) Statements of Cash Flows for the Three-Month Periods Ended March 31, 2000 and March 31, 2001	3

Notes to Consolidated (unaudited) Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits and Reports on Form 8-K	18

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

PROXICOM, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	DECEMBER 31,	MARCH 31,
	2000	2001

		(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$45,635	$55,515

Investments	60,143	16,627

Accounts receivable, net of allowance of $1,662 and $3,041, respectively	46,310	47,859

Unbilled services	3,384	4,469

Prepaid expenses	2,851	3,233

Deferred tax and other current	4,331	3,275

Total current assets	162,654	130,978

Property and equipment, net	27,076	28,519

Goodwill and other intangibles	38,025	33,800

Deferred tax and other non-current	7,225	34,345

Total assets	$234,980	$227,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Line of credit	$—	$1,500

Trade accounts payable	9,378	8,042

Accrued compensation	15,602	9,867

Employee withholdings, stock purchase plan	520	1,313

Deferred revenue	3,651	2,548

Accrual for restructuring	—	18,686

Deferred tax and other accrued liabilities	5,319	5,787

Total current liabilities	34,470	47,743
Deferred tax liability	1,629	1,669

Deferred rent credits	2,550	2,490

Accrual for restructuring	—	27,731

Total liabilities	38,649	79,633
Commitments and contingencies (Note 6) Stockholders’ equity:

Preferred stock, $0.01 par value; 10,000,0000 shares authorized, no shares issued and outstanding at December 31, 2000 and March 31, 2001 (unaudited)	—	—

Common stock, $0.01 par value, 100,000,000 shares authorized, 56,715,861 shares issued and outstanding at December 31, 2000; 200,000,000 shares authorized, 56,969,739 shares issued and outstanding at March 31, 2001 (unaudited)	567	569

Additional paid-in capital	232,669	233,508

Retained deficit	(25,112)	(76,759)

Accumulated other comprehensive income	232	407

Deferred compensation	(12,025)	(9,716)

Total stockholders’ equity	196,331	148,009

Total liabilities and stockholders’ equity	$234,980	$227,642

The accompanying notes are an integral part of these consolidated financial statements.

PROXICOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2000	2001

Revenue	$38,167	$39,089

Cost of revenue (inclusive of non-cash compensation expense of $35 and $0, respectively)	18,417	29,118

Gross profit	19,750	9,971

Operating expenses:

General and administrative (inclusive of non-cash compensation expense of $0 and $2,309, respectively)	13,097	25,192

Selling and marketing	3,594	2,902

Amortization of intangible assets	—	4,225

Restructuring	—	57,000

Foreign currency transaction loss	—	165

Total	16,691	89,484

Income (loss) from operations	3,059	(79,513)

Interest and other income, net	1,689	2,851

Income (loss) before income taxes	4,748	(76,662)

Income tax provision (benefit)	2,056	(25,015)

Net income (loss)	$2,692	$(51,647)

Basic net income (loss) per common share	$0.05	$(0.92)

Diluted net income (loss) per common share	$0.04	$(0.92)

Weighted average common shares outstanding	53,382	56,410

Weighted average common shares and common share equivalents	63,017	56,410

The accompanying notes are an integral part of these consolidated financial statements.

PROXICOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2000	2001

Cash flows from operating activities:

Net (loss) income	$2,692	$(51,647)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Non-cash stock compensation	35	2,309

Non-cash warrant expense	519	—

Depreciation and amortization	441	5,692

Provision for doubtful accounts	5	1,379

Write-off of accounts receivable	—	1,290

Income tax benefit from stock based award	7,618	—

Increase in deferred income taxes	(5,540)	(24,606)

Changes in assets and liabilities:

Increase in accounts receivable	(6,877)	(4,218)

Decrease (increase) in unbilled services	143	(1,085)

Decrease in prepaid income taxes	173	—

Increase in prepaid expenses	(743)	(383)

(Increase) decrease in other assets	(1,287)	2,280

Increase (decrease) in trade accounts payable	3,534	(1,336)

Decrease in accrued compensation	(159)	(5,735)

(Decrease) increase in employee withholdings	(818)	792

Increase (decrease) in deferred revenue	394	(1,103)

Decrease in deferred rent credit	—	(60)

Increase in restructuring accrual	—	46,417

Increase in other accrued liabilities	5,400	22

Net cash provided by (used in) operating activities	5,530	(29,992)

Cash flows from investing activities:

Investment in unrelated affiliates	—	(3,250)

Purchases of property and equipment	(2,830)	(12,423)

Disposition of equipment under restructuring	—	9,513

Purchases of investments	(31,042)	(16,627)

Sales of investments	5,818	60,143

Net cash (used in) provided by operating activities	(28,054)	37,356

Cash flows from financing activities:

Exercise of stock options	2,041	287

Issuance of common stock through ESPP	2,129	553

Borrowings under lines of credit	—	1,500

Net cash provided by financing activities	4,170	2,340

Effect of exchange rate change	(1)	176

Net (decrease) increase in cash and cash equivalents	(18,355)	9,880

Cash and cash equivalents at beginning of period	113,819	45,635

Cash and cash equivalents at end of period	95,464	55,515

The accompanying notes are an integral part of these consolidated financial statements.

PROXICOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Subsequent Events

      On May 3, 2001, Compaq Computer Corporation, through its wholly-owned subsidiary, PFC Acquisition Corp., commenced a tender offer to acquire all of the outstanding shares of common stock of Proxicom, Inc. (“Proxicom” or the “Company”) for $5.75 per share in cash. The tender offer was made pursuant to a merger agreement entered into between Proxicom and Compaq Computer Corporation on April 26, 2001. On May 6, 2001, the Company received a separate proposal from Dimension Data Holdings plc to acquire all of the Company’s outstanding common stock for $7.50 per share in cash. The aggregate purchase price of this offer, without deducting the Company's current cash, was approximately $440.0 million. Other than the price per share to be paid, Dimension Data’s proposed acquisition was on substantially similar terms and conditions as the transactions contemplated by the Company’s merger agreement with Compaq.

      On May 9, 2001, Proxicom informed Compaq that the Dimension Data proposal to acquire all of Proxicom’s outstanding common stock was a “Superior Proposal” as defined in the merger agreement between Proxicom and Compaq. In accordance with the terms of such agreement, Proxicom notified Compaq of its intention to terminate the Compaq merger agreement and enter into an agreement with Dimension Data if Compaq did not make, within three business days of Proxicom’s notice, an offer that the Board of Directors of Proxicom would have concluded to be as favorable to the stockholders of Proxicom as the Dimension Data proposal. On May 11, 2001, Compaq notified the Company that it did not intend to increase its offer for all outstanding common stock of the Company. Following receipt of such notice, Proxicom terminated its merger agreement with Compaq and entered into a substantially similar agreement with Dimension Data. In accordance with the terms of the Compaq merger agreement, Compaq was paid a $10 million termination fee by Proxicom upon termination of such agreement.

      According to the terms of the merger agreement between Proxicom and Dimension Data, Dimension Data’s tender offer, to be commenced no later than May 18, 2001, will be conditioned upon, among other things, a majority of Proxicom’s shares outstanding on a fully diluted basis being tendered and not withdrawn and the receipt of regulatory approvals. The merger agreement contemplates that the tender offer will be followed by a merger in which each share of Proxicom’s common stock not purchased in the tender offer will be converted into the right to receive cash in the amount paid per share in the tender offer. Following the merger, Proxicom will continue as a direct wholly-owned subsidiary of Dimension Data.

2.   Basis of Presentation

      The accompanying consolidated financial statements of Proxicom include the accounts of Proxicom and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

      In the opinion of management, the consolidated financial statements for the three-month periods ended March 31, 2000 and 2001 reflect all normal and recurring adjustments which are necessary for a fair presentation of Proxicom’s financial position, results of operations and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these consolidated statements do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these unaudited consolidated financial statements should be read in conjunction with Proxicom’s audited consolidated financial statements and notes thereto for the period ended December 31, 2000, included in the Form 10-K filed by Proxicom with the Securities and Exchange Commission (SEC File No. 0-25741) on February 23, 2001. The consolidated results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of results for the full year ending December 31, 2001.

3.   Restructuring Charges

      During the first quarter of 2001, the Company recorded a pre-tax restructuring charge of $57.0 million in connection with the Company's abandonment of previously planned office expansion in several U.S. cities and the reduction in workforce of 227 employees, representing approximately 19% of the Company’s total workforce. These actions were taken in response to a continued weakening in the general economy and in demand for the Company’s services. As a result of such decrease in demand, the Company has abandoned planned office expansion in Reston VA, Chicago IL, Boston MA, Houston TX and San Francisco CA. In addition, the Company has released 158 professional service personnel, 62 general and administrative personnel and 7 sales and marketing personnel. Included in the restructuring charge is approximately $43.6 million of costs related to future rent expense, net of anticipated sublease income, from abandoned office leases previously intended to support future growth, approximately $10.0 million related to the write-down of leasehold improvements and equipment that were impaired as a result of the abandoned office leases, and approximately $3.4 million related to severance, outplacement packages and consultation services attributable to the reduction in workforce.

      The Company expects future cash expenditures related to these restructuring activities to be approximately $46.4 million, of which $18.7 million is anticipated to be paid within the next twelve months. Approximately $44.2 million of the $46.4 million restructuring accrual as of March 31, 2001 relates to future lease expenditures for which the Company does not expect to receive any benefit, and approximately $2.2 million relates to severance payments.

4.   Basic and Diluted Earnings (Loss) Per Share

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computations.

Basic Net Income (Loss) Per Common Share

	THREE MONTHS ENDED MARCH 31,

	2000	2001

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss) available to common stockholders	$2,692	$(51,647)

Weighted average shares of common stock outstanding	53,382	56,410

Basic net income (loss) per common share	$0.05	$(0.92)

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding and excludes the effect of common stock equivalents.

Diluted Net Income (Loss) Per Common Share

	THREE MONTHS ENDED MARCH 31,

	2000	2001

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to common stockholders	$2,692	$(51,647)

Weighted average shares of common stock outstanding	53,382	56,410

Incremental shares for rights to receive shares and options assumed exercised under common stock option plans	9,635	—

Adjusted shares of common stock equivalents for computation	63,017	56,410

Diluted net income (loss) per common share	$0.04	$(0.92)

      Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted net income per share is computed using the weighted average number of common shares outstanding and dilutive stock options and warrants calculated using the treasury stock method.

      Potentially dilutive shares as of March 31, 2001 have not been included in the diluted net loss per share calculation for the three-month period ended March 31, 2001 because the effect would have been anti-dilutive due to the loss incurred by the Company during that period. Accordingly, for the three-month period ended March 31, 2001, diluted net loss per common share is the same as basic net loss per common share.

5.   Capital Stock

      Following a vote of stockholders, on April 12, 2001, Proxicom amended its amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 shares. Additionally, following a vote of stockholders, the Company amended its 1996 Stock Option Plan during the first quarter of 2001 to increase the total number of shares of common stock authorized for issuance under the plan from 28,000,000 to 36,500,000.

      In January 2001, 157,853 shares of common stock were purchased by employee participants in the Company’s Employee Stock Purchase Plan (“ESPP”) at $3.51 per share for the semi-annual participation period ended December 31, 2000. A total of 2,000,000 shares are authorized for purchase under the ESPP. As of March 31, 2001, there were 1,398,407 shares available for remaining purchases under this plan.

      The Company’s treasury stock was re-issued to employees through the ESPP and the 1996 Stock Option Plan during the three-months ended March 31, 2000.

6.   Contingencies

      The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2001, the Company has accrued approximately $46.4 million for future cash expenditures related to its restructuring activities, of which $18.7 million is anticipated to be paid within the next twelve months.

7.   Comprehensive Loss

      Comprehensive loss includes net loss and foreign currency translation adjustments. For the three-month period ended March 31, 2001, comprehensive loss was $51.5 million.

       ITEM 2.   Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

      The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over which Proxicom may have little or no control. A number of important factors, including those identified under the caption “Risk Factors” in Proxicom’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 000-25741) (the “Form 10-K”), which hereby is incorporated by reference, as well as factors discussed elsewhere in this quarterly report, could cause Proxicom’s actual results to differ materially from those in the forward-looking statements or financial information contained in this quarterly report. Actual results may differ from forward-looking results for a number of reasons, including the following: (a) changes in the demand for information technology services; (b) Proxicom’s ability to manage growth and hire and retain skilled employees; (c) Proxicom’s loss of a major client or significant project; (d) competitive factors; (e) lack of growth or decline in Internet usage; (f) Proxicom’s failure to keep pace with changing technologies and protect its intellectual property; and (g) future acquisitions or international expansion (including the ability to integrate acquired businesses into Proxicom’s operations and the ability of acquired businesses to achieve satisfactory operating results). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Recent Developments

      On May 3, 2001, Compaq Computer Corporation, through its wholly-owned subsidiary, PFC Acquisition Corp., commenced a tender offer to acquire all of the outstanding shares of common stock of Proxicom for $5.75 per share in cash. The tender offer was made pursuant to a merger agreement entered into between Proxicom and Compaq Computer Corporation on April 26, 2001. On May 6, 2001, the Company received a separate proposal from Dimension Data Holdings plc to acquire all of the Company’s outstanding common stock for $7.50 per share in cash. The aggregate purchase price of this offer, without deducting the Company's current cash, was approximately $440.0 million. Other than the price per share to be paid, Dimension Data’s proposed acquisition was on substantially similar terms and conditions as the transactions contemplated by the Company’s merger agreement with Compaq.

      On May 9, 2001, Proxicom informed Compaq that the Dimension Data proposal to acquire all of Proxicom’s outstanding common stock was a “Superior Proposal” as defined in the merger agreement between Proxicom and Compaq. In accordance with the terms of such agreement, Proxicom notified Compaq of its intention to terminate the Compaq merger agreement and enter into an agreement with Dimension Data if Compaq did not make, within three business days of Proxicom’s notice, an offer that the Board of Directors of Proxicom would have concluded to be as favorable to the stockholders of Proxicom as the Dimension Data proposal. On May 11, 2001, Compaq notified the Company that it did not intend to increase its offer for all outstanding common stock of the Company. Following receipt of such notice, Proxicom terminated its merger agreement with Compaq and entered into a substantially similar agreement with Dimension Data. In accordance with the terms of the Compaq merger agreement, Compaq was paid a $10 million termination fee by Proxicom upon termination of such agreement.

      According to the terms of the merger agreement between Proxicom and Dimension Data, Dimension Data’s tender offer, to be commenced no later than May 18, 2001, will be conditioned upon, among other things, a majority of Proxicom’s shares outstanding on a fully diluted basis being tendered and not withdrawn and the receipt of regulatory approvals. The merger agreement contemplates that the tender offer will be followed by a merger in which each share of Proxicom’s common stock not purchased in the tender offer will be converted into the right to receive cash in the amount paid per share in the tender offer. Following the merger, Proxicom will continue as a direct wholly-owned subsidiary of Dimension Data.

Overview

      Proxicom is a leading e-business consulting and development company, delivering innovative multi-channel solutions to Global 1000 companies and other large businesses. Since 1994, we have focused exclusively on the Internet and have successfully completed over 1,000 client engagements. Our Internet solutions include business to consumer electronic commerce Internet sites, business to business electronic commerce extranets, company-specific intranets and multi-channel solutions such as wireless e-commerce applications. Using our proprietary methodology, which we call the Proxicom Process, we integrate strategy, technology and creative design to help our clients transform their businesses with Internet solutions.

      Our revenue generally consists of fees generated from professional services. We provide our services either on a time-and-materials basis or a fixed-price, fixed-schedule basis. When we provide services on a time-and-materials basis, we recognize revenue as we incur costs. In time-and-materials engagements, we use our internally-developed estimation process to develop cost proposals, which are then approved by a senior management member. The estimation process accounts for standard billing rates particular to each project, the technology environment and application type to be applied, and the project’s timetable and overall technical complexity. When we provide services on a fixed-price, fixed-schedule basis, we use our estimation process to propose fixed prices for such projects. A senior management member must approve all of our fixed-price proposals. For these contracts, we recognize revenue using a percentage-of-completion method primarily based on costs incurred. We make provisions for estimated losses on uncompleted contracts on a contract-by-contract basis and recognize such provisions in the period in which the losses are determined.

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

      During the first quarter of 2001, the Company recorded a pre-tax restructuring charge of $57.0 million in connection with the Company's abandonment of previously planned office expansion in several U.S. cities and the reduction in workforce of 227 employees, representing approximately 19.0% of the Company's total workforce. These actions were taken in response to a continued weakening in the general economy and in demand for the Company’s services. As a result of such decrease in demand, the Company has abandoned planned office expansion in Reston VA, Chicago IL, Boston MA, Houston TX and San Francisco CA. In addition, the Company has released 158 professional service personnel, 62 general and administrative personnel and 7 sales and marketing personnel. Included in the restructuring charge is approximately $43.6 million of costs related to future rent expense, net of anticipated sublease income, from abandoned office leases previously intended to support future growth, approximately $10.0 million related to the write-down of leasehold improvements and equipment that were impaired as a result of the abandoned office leases, and approximately $3.4 million related to severance, outplacement packages and consultation services attributable to the reduction in workforce.

      The Company expects future cash expenditures related to these restructuring activities to be approximately $46.4 million, of which $18.7 million is anticipated to be paid within the next twelve months. Approximately $44.2 million of the $46.4 million restructuring accrual as of March 31, 2001 relates to future lease expenditures for which the Company does not expect to receive any benefit, and approximately $2.2 million relates to severance payments.

Results of Operations

      The following table presents, for the periods indicated, the relative composition of revenue and selected statements of operations data as a percentage of revenue:

	Three-Month Period
	Ended March 31,

	2000	2001

Revenue	100.0%	100.0%

Cost of revenue	48.2	74.5

Gross profit	51.8	25.5

Operating expenses:

General and administrative	34.4	64.5

Selling and marketing	9.4	7.4

Amortization of intangible assets	—	10.8

Restructuring	—	145.8

Foreign currency transaction loss	—	.4

Total	43.8	228.9

Income (loss) from operations	8.0	(203.4)

Interest and other income, net	4.4	7.3

Income (loss) before income taxes	12.4	(196.1)

Income tax provision (benefit)	5.4	(64.0)

Net income (loss)	7.0%	(132.1)%

Three-Month Period ended March 31, 2001 Compared to the Three-Month Period
Ended March 31, 2000

      Revenue. For the three-month period ended March 31, 2001, revenue increased $922,000, or 2.4%, to $39.1 million from $38.2 million for the three-month period ended March 31, 2000. The rate of growth in the Company’s revenue decreased significantly during the three-month period ended March 31, 2001 as compared to the same period in 2000, primarily as a result of a significant reduction in demand experienced by the e-business industry, including the Company. The decrease in demand experienced by the Company resulted, in part, from many of our clients reconsidering or delaying the implementation of their e-business strategy due to a decline in general economic conditions.

      For the three-month period ended March 31, 2001, our two largest clients contributed 15.4% and 10.6% of our revenues. No other individual client contributed 10% or more of our revenues for the three-months ended March 31, 2001. For the three-month period ended March 31, 2000, no customer represented 10% or more of our revenue. We believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful and that you should not rely on these comparisons as indicators of future performance.

      Cost of Revenue. Cost of revenue consists primarily of compensation and associated employee benefits, including non-cash stock-based compensation, for personnel directly assigned to client projects and non-reimbursed direct expenses incurred to complete projects, such as technical consulting fees. Cost of revenue increased $10.7 million, or 58.1%, to $29.1 million for the three-month period ended March 31, 2001 from $18.4 million for the three-month period ended March 31, 2000. As a percentage of revenue, cost of revenue increased to 74.5% for the three-month period ended March 31, 2001 as compared to 48.2% for the three-month period ended March 31, 2000. This increase was primarily a result of overcapacity of service delivery personnel relative to the demand for our services. Correspondingly, on March 23, 2001, the Company announced a restructuring plan which included headcount reduction initiatives. In connection with these initiatives, the Company reduced its workforce by 227 employees, of which 158 were professional services personnel.

      Gross Profit. For the three-month period ended March 31, 2001, gross profit decreased $9.8 million, or 49.5%, to $10.0 million from $19.8 million for the three-month period ended March 31, 2000. As a percentage of revenue, gross profit decreased to 25.5% for the three-month period ended March 31, 2000 as compared to 51.8% for the three-month period ended March 31, 2000. The decrease in gross profit as a percentage of revenue was due to the substantial decrease in utilization of personnel caused by the drop in demand for our professional services over the same period as described above.

      General and Administrative. General and administrative costs consist of salaries, non-cash stock-based compensation and associated employee benefits for executive and selected senior management, finance, recruiting and administrative personnel, facilities costs including depreciation and amortization, computer and office equipment operating leases, training, travel, bad debt and all other branch and corporate costs. These costs increased $12.1 million, or 92.3%, to $25.2 million for the three-month period ended March 31, 2001 from $13.1 million for the three-month period ended March 31, 2000. This increase was due primarily to increased facilities and related expenses incurred to support our expected growth. Growth was slower than projected due to decreased demand for our services. As a percentage of revenue, general and administrative expenses increased to 64.5% for the three-month period ended March 31, 2001 as compared to 34.4% for the three-month period ended March 31, 2000. For the three-month period ended March 31, 2001, we wrote off $2.7 million in uncollectible accounts (of which approximately $1.4 million relates to provisions made for doubtful accounts) as compared to $330,000 in the three-month period ended March 31, 2000. This $2.4 million increase includes the write off of $1.3 million related to two clients. We believe the current allowance for doubtful accounts balance of $2.2 million is sufficient for other potential doubtful accounts. For the three-month period ended March 31, 2001, we incurred non-cash stock based compensation charges of $2.3 million, or 5.9% of revenue, related to the Company's acquisition of Clarity IBD Limited in April 2000. In connection with this acquisition, certain employee/owners of Clarity were issued 521,606 shares of common stock of the Company. A portion of these shares continue to be held in escrow and will be released on the second anniversary date of the acquisition if certain contingencies are satisfied. There were no such charges in the three-month period ended March 31, 2000.

      Selling and Marketing. Selling and marketing costs consist primarily of salaries, benefits and travel expenses of selling and marketing personnel and promotional expenses. Selling and marketing costs decreased $692,000, or 19.3%, to $2.9 million for the three-month period ended March 31, 2001 from $3.6 million for the three-month period ended March 31, 2000. This decrease was primarily attributable to decreased advertising, promotional material and public relations expenditures. As a percentage of revenue, selling and marketing costs decreased to 7.4% for the three months ended March 31, 2001 from 9.4% for the three-month period ended March 31, 2000.

      Amortization of Intangible Assets. Amortization of intangible assets consists of amortization of service agreements, customer lists, assembled workforce and goodwill resulting from the Company’s acquisition of Clarity IBD Limited in April 2000. Amortization of these costs for the three-month period ended March 31, 2001 was $4.2 million. The Company did not have any amortization costs related to intangible assets for the three-month period ended March 31, 2000. Intangible assets related to the Clarity acquisition will be amortized over three years.

      Restructuring Charges. For the three months ended March 31, 2001, restructuring related charges were $57.0 million, consisting of $43.6 million of costs related to future rent expense, net of anticipated sublease income, $3.4 million related to workforce reductions and $10.0 million for other depreciable assets impaired as a result of the abandonment of planned office expansion. These actions were taken in response to the continued weakening in the general economy and demand for our services. In response to the weakening demand, we implemented a restructuring plan to better align our overall cost structure and organization with anticipated demand for our services. The restructuring plan resulted in the termination of 227 employees, none of whom remained employed by us as of March 31, 2001. Approximately 69.6% of the terminated employees were professional service personnel, 27.3% were general and administrative personnel and 3.1% were sales and marketing personnel. The restructuring plan also included abandoning planned office expansion in several U.S. cities including Reston VA, San Francisco CA, Chicago IL, Boston MA and Houston TX. Estimated costs for abandonment of the planned expansion of facilities consist of contractual rental commitments for office space being vacated offset by estimated sublease income.

      Foreign Currency Transaction Loss. Foreign currency transaction loss incurred in the three-month periods ended March 31, 2000 and March 31, 2001 were $0 and $165,000, respectively. This loss was a result of the change in exchange rates between the transaction date and the expiration date of the Company’s forward commitment contract.

      Interest and Other Income, Net. Interest and other income, net increased $1.2 million to $2.9 million for the three-month period ended March 31, 2001 from $1.7 million for the three-month period ended March 31, 2000. Included in interest and other income is a one-time $1.7 million gain on sale related to the disposition of our joint venture with Iberdrola S.A. in Spain. We generally invest in highly rated commercial paper, U.S. Treasury bills and money market accounts. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

      Income Tax Provision (Benefit). The $25.0 million income tax benefit in the three-month period ended March 31, 2001 represents a benefit from combined federal, international and state income taxes at an effective rate of 32.6%. The $2.1 million income tax provision in the three months ended March 31, 2000 represents combined federal, international and state income taxes at an effective rate of 43.3%.

Liquidity and Capital Resources

      We have primarily funded our operations from cash flows generated from operations and the proceeds from our public stock offerings. In addition, we have a $10.0 million revolving credit facility with Bank of America, N.A. to be used for working capital purposes and permitted acquisitions. The interest rate on the amounts borrowed under the credit facility is the Eurodollar Daily Floating Rate plus 1.25%. The credit facility expires on August 31, 2002 and will renew automatically for one additional year at the sole discretion of Bank of America, N.A. The credit facility requires us to maintain a ratio of liquid assets to total bank commitments of no less than 1.5 to 1.0 as of the end of each fiscal quarter. As of March 31, 2001, we had outstanding indebtedness of $1.5 million under the credit facility.

      Additionally, we have a Committed Standby Letter of Credit with Bank of America, N.A. for $25.0 million. This credit facility expires on August 31, 2002. The letter of credit fee is 1% annually of the outstanding letters of credit written on this facility. As of March 31, 2001, the entire $25.0 million Standby Letter of Credit was fully committed. We also have an additional $3.9 million committed under separate outstanding letters of credit with Bank of America, N.A., which reduces the amounts available for borrowing under the aforementioned $10.0 million line of credit with Bank of America, N.A.

      At March 31, 2001, we had approximately $72.1 million in cash, cash equivalents and short-term investments compared to approximately $105.8 million at December 31, 2000. Short-term investments consist primarily of instruments that are highly liquid, investment grade securities that have maturities of less than one year. On May 11, 2001, the Company paid a $10.0 million termination fee to Compaq Computer Corporation in connection with the termination of the merger agreement between Proxicom and Compaq dated April 26, 2001.

      Cash used in operating activities for the three-month period ended March 31, 2001 was approximately $30.0 million, which resulted primarily from a net loss of $51.6 million and increases in deferred income taxes of $24.6 million, offset by the restructuring accrual of $46.4 million recorded in the three-month period ended March 31, 2001.

      The Company expects future cash expenditures related to its previously described restructuring activities to be approximately $46.4 million, of which $18.7 million is anticipated to be paid within the next twelve months.

      Cash provided by investing activities for the three-month period ended March 31, 2001 was approximately $37.4 million. This was due to capital expenditures of $12.4 million for leasehold improvements, office equipment and computer equipment, offset by $9.5 million of write-offs of impaired leasehold improvements as a result of the Company’s restructuring efforts and $43.5 million from maturities, net of purchases, of short-term investments.

      Net cash provided by financing activities was $2.3 million for the three-month period ended March 31, 2001. Financing activities primarily consisted of borrowings under the Company’s revolving credit facility of $1.5 million.

      We anticipate that existing sources of liquidity and funds generated from operations should provide adequate cash to fund our currently anticipated cash needs through at least the next 18 months. To the extent we are unable to fund our operations from cash flows, we may need to obtain financing from external sources in the form of either additional equity or indebtedness. There can be no assurance that additional financing will be available at all, or that, if available, such financing will be obtainable on terms favorable to Proxicom.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to interest rate risk related to our borrowings under the credit facility with Bank of America, N.A. As of March 31, 2001, we had outstanding indebtedness of $1.5 million under this credit facility.

      We are also exposed to interest rate risk primarily through our investments in short-term marketable securities, cash equivalents and debt agreements. Our investment policy calls for investment in short-term, low risk instruments. At March 31, 2001, we had $59.7 million invested in commercial paper and money market accounts. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. We manage our exposure to interest rate risk through investing in securities with maturities of one year or less.

      Our international operations are subject to foreign exchange rate fluctuations. We derived 10.5% of our revenue for the three-month period ended March 31, 2001 from services performed in France, Germany, Italy, Spain and the United Kingdom. Since the revenue and expenses of our international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject us to currency translation risk with respect to the reported results of our foreign operations as well as to risk sometimes associated with international operations. In addition, we may be subject to currency risk when our service contracts are denominated in a currency other than the currency in which we incur expenses related to such contracts. France, Germany, Italy, Spain and the United Kingdom have traditionally had relatively stable currencies. We do not hedge our foreign currency exposure. Management does not believe that the Company’s exposure to foreign currency rate fluctuations is material.

PART II

OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

      Proxicom held its 2001 annual meeting of stockholders on March 29, 2001. All of the proposals presented for stockholder consideration at the annual meeting were approved. The following sets forth information regarding each matter voted upon at the 2001 annual meeting. There were 56,921,841 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2001 annual meeting. Each share of common stock voted on the proposals set forth below had one vote per share.

      Proposal 1. The stockholders approved a proposal to elect the nominee to the board of directors for a three-year term, which will expire at the annual meeting of stockholders in 2004. The tabulation of votes on this proposal is as follows:

Nominee
(Three-Year Term):	For	Withhold Authority
Raul J. Fernandez	47,361,968	2,978,065

      Proposal 2. The stockholders approved the proposal to amend Proxicom’s amended and restated certificate of incorporation to increase the number of authorized shares of capital stock from 110,000,000 to 210,000,000 shares and to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 shares, with the number of authorized shares of preferred stock remaining at 10,000,000 shares. The tabulation of votes on this proposal is as follows:

Votes For	49,202,444

Votes Against	1,104,140

Abstentions	33,449

Broker Non-Votes	0

      Proposal 3. The stockholders approved the proposal to amend the Proxicom, Inc. Amended and Restated 1996 Stock Option Plan as amended to increase the total number of shares of common stock authorized for issuance under the plan from 28,000,000 to 36,500,000. The tabulation of votes on this proposal is as follows:

Votes For	24,829,719

Votes Against	14,295,050

Abstentions	125,132

Broker Non-Votes	11,090,132

      Proposal 4. The stockholders ratified the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2001. The tabulation of votes on this proposal is as follows:

Votes For	48,790,007

Votes Against	1,524,200

Abstentions	25,826

Broker Non-Votes	0

ITEM 6.   Exhibits and Reports on Form 8-K.

a.	Exhibits:

	3.1	Proxicom, Inc. Amended and Restated Certificate of Incorporation, as amended

	10.1 *	Agreement and Plan of Merger dated as of April 26, 2001 among Compaq Computer Corporation, Proxicom, Inc. and PFC Acquisition Corp.

	10.2	1996 Proxicom, Inc. Amended and Restated Stock Option Plan, as amended

* Incorporated by reference to the Schedule TO of PFC Acquisition Corp. and Compaq Computer Corporation, filed May 3, 2001.

b.   Reports on Form 8-K:

      On February 22, 2001, Proxicom filed a current report on Form 8-K announcing the date and time of the Company’s annual meeting of stockholders.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PROXICOM, INC.

Date: May 15, 2001	/s/ KENNETH J. TARPEY

Kenneth J. Tarpey

Executive Vice President, Chief Financial

and Officer and Treasurer (duly authorized to sign on

behalf of the Registrant)